Form 10-Q
period 1997-06-30
CCA HOLDINGS CORP
filed 1997-09-12
CIK 1038334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from              to
                                -------------   -------------------

Commission File Number 333-26853
                       ---------

                               CCA HOLDINGS CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                     43-1720013
          --------                                     ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                         63131
-------------------                                         -----
(Address of Principal Executive Offices)                  (Zip Code)

(Registrant's telephone number, including area code)    (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                       --    --

                               CCA HOLDINGS CORP.

                 FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1997

                                      INDEX

                                                                                                       Page
Part I.  Financial Information
     Item 1.  Consolidated Financial Statements:
                  CCA Holdings Corp. and Subsidiaries
                  a. Consolidated Balance Sheets - June 30, 1997 and December 31, 1996                   3
                  b. Consolidated Statements of Operations - Three Months Ended
                     June 30, 1997 and 1996                                                              5
                  c. Consolidated Statements of Operations - Six Months Ended
                     June 30, 1997 and 1996                                                              6
                  d. Consolidated Statement of Shareholders' Investment (Deficit)- Six Months Ended
                     June 30, 1997                                                                       7
                  e. Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996     8
                  f. Notes to Consolidated Financial Statements                                         10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                 13

Part II. Other Information


         Item 1.  Legal Proceedings                                                                     20

         Item 2.  Change in Securities - None                                                            -

         Item 3.  Defaults upon Senior Securities - None                                                 -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                             -

         Item 5.  Other Information                                                                     20

         Item 6.  Exhibits and Reports on Form 8-K                                                      21

         Signature Page                                                                                 22


                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                            June 30,        December 31,
                                                                                              1997              1996
                                                                                           ------------    -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                               $    584,870    $   2,934,939
   Accounts receivable, net of allowance for doubtful accounts of $600,504 and
    $371,166                                                                                  6,816,142        5,465,750
   Prepaid expenses and other                                                                   589,211          490,443
   Net assets of discontinued operation                                                         108,827          108,827
                                                                                           ------------    -------------

           Total current assets                                                               8,099,050        8,999,959
                                                                                           ------------    -------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                                       212,101,636      206,351,379
   Franchise costs, net of accumulated amortization of $68,128,344 and $51,761,758
                                                                                            423,084,037      439,232,345
                                                                                           ------------    -------------
                                                                                            635,185,673      645,583,724
                                                                                           ------------    -------------

OTHER ASSETS, net                                                                             9,327,859        9,667,356
                                                                                           ------------    -------------
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS                                            72,991,008       78,069,816
                                                                                           ------------    -------------

NET NONCURRENT ASSETS OF DISCONTINUED OPERATION                                               1,760,015        1,760,015
                                                                                           ------------    -------------
                                                                                           $727,363,605    $ 744,080,870
                                                                                           ============    =============



                        (Continued on the following page)

                       CCA HOLDINGS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                         June 30,       December 31,
                                                                                           1997            1996
                                                                                      ------------     -------------
               LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
   Current maturities of long-term debt                                               $ 18,692,500     $   5,880,000
   Accounts payable and accrued expenses                                                19,837,382        18,890,302
   Subscriber deposits                                                                     465,896           473,601
   Payables to affiliates                                                                1,523,382         2,630,149
   Other current liabilities                                                                  --           1,401,951
                                                                                      ------------     -------------
           Total current liabilities                                                    40,519,160        29,276,003
                                                                                      ------------     -------------

DEFERRED REVENUE                                                                         1,323,875           708,339
                                                                                      ------------     -------------

DEFERRED INCOME TAXES                                                                   55,500,000        55,500,000
                                                                                      ------------     -------------

LONG-TERM DEBT, less current maturities                                                450,307,500       462,120,000
                                                                                      ------------     -------------

DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                            1,755,000         1,755,000
                                                                                      ------------     -------------

NOTES PAYABLE                                                                           82,000,000        82,000,000
                                                                                      ------------     -------------

ACCRUED INTEREST ON NOTES PAYABLE                                                       29,661,420        22,843,402
                                                                                      ------------     -------------

MINORITY INTEREST IN SUBSIDIARY                                                         85,124,943        90,273,351
                                                                                      ------------     -------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT (DEFICIT):
   Class A Voting Common Stock, $.01 par value, 100,000 shares authorized; 75,515
     shares issued and outstanding                                                             755               755
   Class B Voting Common Stock, $.01 par value, 20,000 shares authorized; 4,300
     shares issued and outstanding                                                              43                43
   Class C Non-Voting Common Stock, $.01 par value, 5,000 shares authorized; 185
     shares issued and outstanding                                                               2                 2
   Additional paid-in capital                                                           79,999,200        79,999,200
   Accumulated deficit                                                                 (98,828,293)      (80,395,225)
                                                                                      ------------     -------------
           Total shareholders' investment (deficit)                                    (18,828,293)         (395,225)
                                                                                      ------------     -------------
                                                                                      $727,363,605     $ 744,080,870
                                                                                      ============     =============


              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                           1997              1996
                                                                                        -----------      -----------
SERVICE REVENUES:
   Basic service                                                                        $28,030,420      $24,781,138
   Premium service                                                                        5,019,678        4,995,663
   Other                                                                                  8,935,793        7,241,123
                                                                                        -----------      -----------
                                                                                         41,985,891       37,017,924
                                                                                        -----------      -----------
EXPENSES:
   Operating, general and administrative                                                 20,650,291       18,775,291
   Depreciation and amortization                                                         15,539,617       15,210,862
   Management and financial advisory service fees - related parties                       1,384,054        2,285,200
                                                                                        -----------      -----------
                                                                                         37,573,962       36,271,353
                                                                                        -----------      -----------
           Income from operations                                                         4,411,929          746,571
                                                                                        -----------      -----------
OTHER INCOME (EXPENSE):
   Interest income                                                                            1,537           27,597
   Interest expense                                                                     (13,296,023)     (11,999,491)
   Other, net                                                                               (56,921)         474,572
                                                                                        -----------      -----------
                                                                                        (13,351,407)     (11,497,322)
                                                                                        -----------      -----------
           Loss before equity in loss of unconsolidated limited partnerships, provision for income taxes and minority interest in loss of
              subsidiary                                                                 (8,939,478)     (10,750,751)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                                    (3,168,882)      (1,479,492)
                                                                                        -----------      -----------
           Loss before provision for income taxes and minority interest in loss
              of subsidiary                                                             (12,108,360)     (12,230,243)

PROVISION FOR INCOME TAXES                                                                       --               --
                                                                                        -----------      -----------

           Loss before minority interest in loss of subsidiary                          (12,108,360)     (12,230,243)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                   2,433,194        3,523,226
                                                                                        -----------      -----------
           Net loss                                                                     $(9,675,166)     $(8,707,017)
                                                                                        ===========      ===========


              The accompanying notes are an integral part of these
                            consolidated statements.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                                           1997             1996
                                                                                       ------------     ------------
SERVICE REVENUES:
   Basic service                                                                       $ 55,139,627     $ 45,497,471
   Premium service                                                                       10,022,675        9,394,163
   Other                                                                                 17,310,323       12,939,114
                                                                                       ------------     ------------
                                                                                         82,472,625       67,830,748
                                                                                       ------------     ------------
EXPENSES:
   Operating, general and administrative                                                 41,314,736       34,705,049
   Depreciation and amortization                                                         30,757,639       30,317,354
   Management and financial advisory service fees - related parties                       2,715,286        3,391,450
                                                                                       ------------     ------------
                                                                                         74,787,661       68,413,853
                                                                                       ------------     ------------
           Income from operations                                                         7,684,964         (583,105)
                                                                                       ------------     ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                            2,690           94,410
   Interest expense                                                                     (26,190,322)     (22,445,898)
   Other, net                                                                                    --          (41,884)
                                                                                       ------------     ------------
                                                                                        (26,187,632)     (22,393,372)
                                                                                       ------------     ------------
           Loss before equity in loss of unconsolidated limited partnerships, and minority interest in loss of subsidiary
                                                                                        (18,502,668)     (22,976,477)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                                    (5,078,808)      (3,317,764)
                                                                                       ------------     ------------
           Loss before provision for income taxes and minority interest in loss
              of subsidiary                                                             (23,581,476)     (26,294,241)

PROVISION FOR INCOME TAXES                                                                       --               --
                                                                                       ------------     ------------
           Loss before minority interest in loss of subsidiary                          (23,581,476)     (26,294,241)

MINORITY LOSS IN SUBSIDIARY                                                               5,148,408        7,635,580
                                                                                       ------------     ------------
           Net loss                                                                    $(18,433,068)    $(18,658,661)
                                                                                       ============     ============



              The accompanying notes are an integral part of these
                            consolidated statements.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


          CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT (DEFICIT)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (Unaudited)


                                                       Additional
                                          Common        Paid-In          Accumulated
                                           Stock        Capital            Deficit           Total
                                           ----       -----------       ------------    ------------
BALANCE, December 31, 1996                 $800       $79,999,200       $(80,395,225)   $   (395,225)

   Net loss                                  --              --          (18,433,068)    (18,433,068)
                                           ----       -----------       ------------    ------------
BALANCE, June 30, 1997                     $800       $79,999,200       $(98,828,293)   $(18,828,293)
                                           ====       ===========       ============    ============









              The accompanying notes are an integral part of these
                            consolidated statements.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)


                                                                                            1997             1996
                                                                                        ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(18,433,068)   $ (18,658,661)
   Adjustments to reconcile net loss to net cash provided by operating activities-

       Depreciation and amortization                                                     30,757,639       30,317,354
       Amortization of debt issuance costs                                                  558,468               --
       Equity in loss of unconsolidated limited partnerships                              5,078,808        3,317,764
       Minority interest in loss of subsidiary                                           (5,148,408)      (7,635,580)
       Changes in assets and liabilities, net of effects from acquisitions-
         Accounts receivable, net                                                        (1,350,392)           3,400
         Prepaid expenses and other                                                         (98,768)        (789,932)
         Accounts payable and accrued expenses                                              947,080         (430,136)
         Subscriber deposits                                                                 (7,705)        (381,759)
         Payables to affiliates, including deferred management fees                      (1,106,767)       1,004,830
         Other current liabilities                                                       (1,401,951)              --
         Deferred revenue                                                                   615,536          (47,394)
         Accrued interest on note payable                                                 6,818,018        6,008,522
                                                                                       ------------    -------------
           Net cash provided by operating activities                                     17,228,490       12,708,408
                                                                                       ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (19,932,963)     (14,500,577)
   Payments for acquisitions, net of cash acquired                                               --      (91,913,251)
   Payments of organizational expenses                                                         (194)              --
   Payments of franchise costs                                                             (218,278)              --
   Payments of covenants not to compete                                                    (157,083)              --
                                                                                       ------------    -------------
           Net cash used in investing activities                                       $(20,308,518)   $(106,413,828)
                                                                                       ------------    -------------













                        (Continued on the following page)

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (Unaudited)

                                                                        1997                      1996
                                                                    ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of debt issuance costs                                      (270,041)               (1,479,885)
   Borrowings under revolving credit and term loan facility           10,800,000                89,000,000
   Payments under revolving credit and term loan facility             (9,800,000)               (3,000,000)
                                                                    ------------              ------------
           Net cash provided by financing activities                     729,959                84,520,115
                                                                    ------------              ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                             (2,350,069)               (9,185,305)

CASH AND CASH EQUIVALENTS, beginning of period                         2,934,939                11,430,931
                                                                    ------------              ------------
CASH AND CASH EQUIVALENTS, end of period                            $    584,870              $  2,245,626
                                                                    ============              ============

CASH PAID FOR INTEREST                                              $ 16,708,783              $ 17,638,936
                                                                    ============              ============

CASH PAID FOR TAXES                                                 $         --              $         --
                                                                    ============              ============























              The accompanying notes are an integral part of these
                            consolidated statements.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

CCA Holdings Corp. (CCA Holdings), a Delaware corporation, was formed on November 17, 1994. CCA Holdings commenced operations in January 1995 in connection with consummation of the Crown Transaction (as defined below). The accompanying consolidated financial statements include the accounts of CCA Holdings; its wholly-owned subsidiary, CCA Acquisition Corp. (CAC); CAC's wholly-owned subsidiary, Cencom Cable Entertainment, Inc. (CCE); and Charter Communications Entertainment I, L.P. (CCE-I), which is controlled by CAC through its general partnership interest (collectively referred to as the "Company"). CCA Holdings is owned approximately 85% by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of CCE-I's cable television systems. All material intercompany transactions and balances have been eliminated.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). Effective September 30, 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CCA Holdings owns a 55% interest and CCT Holdings owns a 45% interest in the combined operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CCA Holdings.

The accompanying unaudited financial statements of CCA Holdings have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.



2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 1996. Interim results are not necessarily indicative of results for a full year.

3.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS

Summary financial information of CCE-II for the three and six month periods ending June 30, 1997 and 1996 is as follows:


                                              Charter Communications Entertainment II, L.P.
                                              ---------------------------------------------
                                   For the Three Months Ended               For the Six Months Ended
                                June 30, 1997       June 30, 1996       June 30, 1997      June 30, 1996
                                -------------       -------------       -------------      -------------
Service revenues                 $ 24,674,583        $ 22,493,461       $ 47,344,146       $ 44,468,574

Income from operations              1,789,252           1,521,211          2,372,111          2,423,058

Net loss                           (5,761,604)         (2,689,985)        (9,234,197)        (6,032,298)

As of June 30, 1997, CCE-II provided cable television service to approximately 173,200 basic subscribers in southern California.

4.  LITIGATION

CCA Holdings is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on CCA Holdings' financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

6.  APPRECIATION RIGHTS PLAN

Certain employees are participants in the 1996 Charter Communications/Kelso Group Appreciation Rights Plan (the "Plan"). The Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter (collectively, the "Investment Group"). The Plan permits the granting of up to 1,000,000 units, of which 385,000 were outstanding at June 30,1997. Unless otherwise provided in a particular instance, units vest at a rate of 20% per annum. The Plan entitles participants to receive payment of the appreciated unit value for vested units, upon the occurrence of certain events specified in the Plan (i.e., change in control, employee termination). The units do not represent a right to an equity interest to any entities within the Investment Group. Compensation expense is based on the appreciated unit value and is amortized over the vesting period. The obligation and related expense of the Plan is the responsibility of and has been recorded (pro rata) at CCA Holdings and CCT Holdings.

CCA HOLDINGS CORP. AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

CCA Holdings Corp. and its subsidiaries (collectively the "Company" ) have completed the following acquisitions of cable television systems:

                           Approximate
   Acquisition Date      Purchase Price             Location of Systems
   ----------------      --------------             -------------------
January 1995            $  488.2 million            Missouri, Connecticut
October 1995            $   96.0 million            Missouri, Massachusetts
January 1996            $    9.4 million            Missouri
March 1996              $   82.1 million            Illinois
November 1996           $   24.2 million            Missouri

As of June 30, 1997, the Company had no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Company as of the dates indicated:

                                                   June 30,              December 31,          June 30,
                                                    1997                    1996                1996
                                             ------------------      ----------------      ---------------
Basic Subscribers:
  Missouri/Illinois systems                       225,600                223,300                207,300
  Connecticut/Massachusetts systems               115,300                115,000                112,000
                                                  -------                -------                -------
                                                  340,900                338,300                319,300
                                                  =======                =======                =======
Premium Subscription Units:
  Missouri/Illinois systems                       119,800                130,100                124,500
  Connecticut/Massachusetts systems                58,400                 64,500                 62,300
                                                  -------                -------                -------
                                                  178,200                194,600                186,800
                                                  =======                =======                =======
Homes Passed:
  Missouri/Illinois systems                       139,500                138,700                137,900
  Connecticut/Massachusetts systems               399,100                394,900                366,000
                                                  -------                -------                -------
                                                  538,600                533,600                503,900
                                                  =======                =======                =======



The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                      For the Three Months
                                                                         Ended June 30,
                                                                          (Unaudited)
                                                           1997                      1996
                                                  ----------------------    ----------------------
                                                                 % of                       % of
                                                    Amount      Revenue      Amount        Revenue
                                                    ------      -------      ------        -------

Service Revenues                                  $ 41,986        100.0%    $ 37,018        100.0%
                                                  --------      -------     --------      -------
Operating Expenses:
    Operating, general and administrative           20,650         49.2       18,775         50.7
    Depreciation and amortization                   15,540         37.0       15,211         41.1
    Management and financial advisory service
       fees - related parties                        1,384          3.3        2,285          6.2
                                                  --------      -------     --------      -------
                                                    37,574         89.5       36,271         98.0
                                                  --------      -------     --------      -------
Income from operations                               4,412         10.5          747          2.0
                                                  --------      -------     --------      -------
Other Income (Expense):
    Interest income                                      2          0.0           27          0.1
    Interest expense                               (13,296)       (31.7)     (11,999)       (32.4)
    Other, net                                         (57)        (0.1)         475          1.3
                                                  --------      -------     --------      -------
                                                   (13,351)       (31.8)     (11,497)       (31.1)
                                                  --------      -------     --------      -------
                                                    (8,939)       (21.3)     (10,750)       (29.0)

Equity in loss of unconsolidated limited
    partnerships                                    (3,169)        (7.5)      (1,480)        (4.0)
Provision for income taxes                               0          0.0            0          0.0
Minority interest in loss of  subsidiary             2,433          5.8        3,523          9.5
                                                  --------      -------     --------      -------
    Net loss                                      $ (9,675)       (23.0)%   $ (8,707)       (23.5)%
                                                  ========      =======     ========      =======



The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:

                                                            For the Six Months
                                                              Ended June 30,
                                                               (Unaudited)
                                                       1997                      1996
                                             -----------------------    ----------------------
                                                              % of                      % of
                                               Amount        Revenue     Amount        Revenue
                                               ------        -------     ------        -------

Service Revenues                              $ 82,473        100.0%    $ 67,831        100.0%
                                              --------      -------     --------      -------
Operating Expenses:
    Operating, general and administrative       41,315         50.1       34,705         51.2
    Depreciation and amortization               30,758         37.3       30,317         44.7
    Management and financial advisory
       service fees - related parties            2,715          3.3        3,392          5.0
                                              --------      -------     --------      -------
                                                74,788         90.7       68,414        100.9
                                              --------      -------     --------      -------
Income (Loss) from operations                    7,685          9.3         (583)        (0.9)
                                              --------      -------     --------      -------
Other Income (Expense):
    Interest income                                  3          0.0           94          0.1
    Interest expense                           (26,190)       (31.8)     (22,446)       (33.1)
    Other, net                                       0          0.0          (42)        (0.1)
                                              --------      -------     --------      -------
                                               (26,187)       (31.8)     (22,394)       (33.0)
                                              --------      -------     --------      -------
                                               (18,502)       (22.4)     (22,977)       (33.9)

Equity in loss of unconsolidated limited
    partnerships                                (5,079)        (6.2)      (3,318)        (4.9)
Provision for income taxes                           0          0.0            0          0.0%
Minority interest in loss of subsidiary          5,148          6.2        7,636         11.3
                                              --------      -------     --------      -------
    Net loss                                  $(18,433)       (22.4)%   $(18,659)       (27.5)%
                                              ========      =======     ========      =======

Service Revenues

The Company earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 13.4% and 21.6% to $41,986,000 and $82,473,000, for the three and six month periods ended June 30, 1997, when compared to the similar periods of 1996. This increase in 1997 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Company during 1996. In addition, the Company experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service revenue has decreased between comparable periods as a result of the decrease in the number of premium service subscriptions being subscribed to by the Company's basic subscribers. This decrease is due to the elimination of The Movie Channel in Connecticut and Massachusetts and, second, due to the industry-wide trend of basic subscribers purchasing fewer premium services.

In late 1996, the Company acquired a local cable advertising operation based in St. Louis, which had revenues of approximately $2.5 million for the six months ended June 30, 1997. This accounts for a significant portion of the increase in other service revenues as compared to 1996.

Operating Expenses

Operating, general and administrative costs increased by 10.0% and 19.0% to $20,650,000 and $41,315,000 for the three and six months ended June 30, 1997 when compared to the similar periods of 1996. The majority of this increase was related to the increased costs associated with the cable television systems acquired during 1996. In addition, these increases are also related to increases in programming costs, as many of the Company's programming contracts had rate increases effective during the first quarter of 1997. The Company expects that programming cost increases will continue to be an on-going issue for the next several years. Operating margin, or EBITDA, calculated as service revenues less operating, general and administrative expenses, rose approximately 1.5% to 50.8% and 1.1% to 49.9% for the three and six month periods ended June 30, 1997, respectively, versus the same periods for the prior year.

Depreciation and amortization increased by 2.2% and 1.5% to $15,540,000 and $30,758,000 for the three and six months ended June 30, 1997, when compared to the similar periods of 1996. The increase in depreciation and amortization is a result of capital expenditures made to the systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and six months ended June 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to an increase in revenues due to internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 10.8% and 16.7% to $13,296,000 and $26,190,000 for the three and six months ended June 30, 1997, when compared to the similar periods of 1996. This increase is primarily due to the increase in the average outstanding bank debt balance between the comparable periods.


Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment, L.P. and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 55% investment in both these entities. Equity in loss of unconsolidated limited partnerships increased by 114% and 53% to $3,169,000 and $5,079,000 for the three and six months ended June 30, 1997, respectively, when compared to similar periods of 1996. This increase is due to larger net losses at CCE-II for the three and six months ended June 30, 1997.


Net Loss

Net loss increased by 11.1% and 1.2% to $9,675,000 and $18,433,000 for the three and six months ended June 30, 1997 when compared to the similar periods of 1996. In 1997, significant factors versus the prior year were increases in income from operations and a decrease in the equity in loss of unconsolidated limited partnerships, offset partially by increases in interest expense and an allocation of CCE-I's loss to the minority interest holder.

Liquidity and Capital Resources

The Company's growth by acquisition during 1995 and 1996 has been funded primarily by borrowings under bank credit facilities, seller financing arrangements, and equity contributions. Cash flows provided by operating activities together with borrowings under its bank credit facility have been sufficient to fund the Company's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Company anticipates that future acquisitions, if any, could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Company's ability to pursue a strategy that includes growth through acquisitions.

At June 30, 1997, the Company's long-term debt (including current maturities) of $580.7 million consisted of $469.0 million outstanding under the revolving credit and term loan facility, $82.0 million outstanding for the Senior Subordinated Notes due 1999 (the "Notes"), and $29.7 million of accrued interest on the Notes. The Company had unused and available borrowing capacity of $36.0 million under the credit facility at June 30, 1997. Cash interest is payable on a monthly and quarterly basis for borrowings under the credit facility. Cash interest on the Notes is payable on December 31, 1999, the stated maturity date.

The Company manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facility. Interest rate swap and cap agreements are accounted for by the Company as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Company's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and six months ended June 30, 1997.

The Company incurred capital expenditures of approximately $19.9 million during the six months ended June 30, 1997 in connection with the improvement and upgrading of the Company's cable systems. The majority of these expenditures were incurred by the Illinois and Western Connecticut systems as each system is upgrading its cable television plant to 750 MHz. The Company anticipates that capital expenditures will be approximately $40.0 million during 1997.

The Company has insurance covering risks incurred in the ordinary course of business, including general liability, property and business interruption coverage. As is typical in the cable television industry, the Company does not maintain insurance covering its underground plant, the cost of which management believes is currently prohibitive. Management believes that the Company's insurance coverage is adequate, and intends to monitor the insurance markets to attempt to obtain coverage for the Company's underground plants at reasonable and cost-effective rates.

The Company believes that it has generally complied with the provisions of the 1992 Act regarding cable programming service rates. However, some systems may be charging rates which are in excess of allowable rates and, accordingly, may be subject to challenge by regulatory authorities, such challenge may result in the Partnership being required to make refunds to subscribers. The amount of refunds, if any, which could be payable by the Company in the event such systems' rates are successfully challenged by regulatory authorities is not currently estimable. The Company has not reserved any amounts for payment of such refunds as the General Partner does not believe that the amounts of any such refunds would have a material adverse effect on the financial position or results of the Company.

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended June 30, 1997 compared to the three months ended June 30, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:


                                                       For the Three Months                    For the Three Months
                                                        Ended June 30, 1997                     Ended June 30, 1996
                                                 ---------------------------------   ------------------------------------
                                                           (Unaudited)                             (Unaudited)

                                                  SYSTEMS      Systems                 SYSTEMS      Systems
                                                 ACQUIRED ON   Acquired              ACQUIRED ON    Acquired
                                                  OR BEFORE     After                 OR BEFORE       After
                                                   4/1/96      4/1/96     Total        4/1/96        4/1/96      Total
                                                   ------      ------     -----        ------        ------      -----

Service Revenues                                  $ 40,702    $  1,284  $ 41,986       $37,018         --       $37,018
Operating Expenses:
  Operating, general and
  administrative                                    20,014         636    20,650        18,775         --        18,775
                                                  --------    --------  --------       -------      -------     -------
EBITDA (a)                                        $ 20,688    $    648  $ 21,336       $18,243         --       $18,243
                                                  ========    ========  ========       =======      =======     =======
EBITDA Margin (b)                                     50.8%       50.5%     50.8%         49.3%        --          49.3%
                                                  ========    ========  ========       =======      =======     =======

Operating Statistical Data, at end of period:

Monthly revenue per subscriber                    $  41.16    $  37.88  $  41.05      $  38.65      $  --      $  38.65
Homes passed                                       510,000      28,600   538,600       503,900         --       503,900
Basic subscribers                                  329,600      11,300   340,900       319,300         --       319,300
Basic penetration                                     64.6%       39.5%     63.3%         63.4%        --          63.4%
Premium subscriptions                              172,700       5,500   178,200       186,800         --       186,800

(a) EBITDA represents income before interest expense, income taxes, depreciation and amortization, management fees and other income (expense). EBITDA is calculated before payment of management fees so as to be consistent with certain financial terms contained in the revolving credit and term loan facilities. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Company's operating performance. EBITDA does not include the Company's debt obligations or other significant commitments.

(b) Represents EBITDA as a percent of service revenues.

Results of Operations - Supplemental analysis for the Quarter Ended June 30,
 1997 Versus the Quarter Ended June 30, 1996 (for Systems Acquired Before January 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Company during the three months ended June 30, 1997 versus the three months ended June 30, 1996. Specifically, the comparable analysis includes the results of operations for the acquisitions completed between January 1995 and March 1996 - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $3,684,000 or 10.0% when comparing the revenues for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. This increase is due to a net gain of approximately 10,300 or 3.2%, for basic subscribers between quarters and, second, to retail rate increases implemented in certain of the Company's systems.

Operating, general and administrative expenses increased approximately $1,239,000 or 6.6% when comparing the operating expenses for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases. In addition, the Company believes that operating expense growth has, in certain situations, been constrained as a result of the Company realizing operating efficiencies through consolidation within its two clusters.

The Company experienced growth in operating cash flow (EBITDA) of approximately $2,445,000 or 13.4% when comparing the operating cash flow for the quarter ended June 30, 1997 to the results for the comparable systems for the quarter ended June 30, 1996. EBITDA margin increased to 50.8% from 49.3% when comparing the similar periods, primarily as a result of the increase in service revenues as a result of subscriber growth and rate increases, which were sufficient to offset the increases in operating expenses.

Part II. Other Information

Item 1.  Legal Proceedings

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October, 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and on June 19, 1997, an amended complaint was filed, in the Circuit Court of Jackson County, Missouri by 269 individual plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties, committed fraud and made various misrepresentations in the marketing and sale of the CCIP II limited partnership units. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of the CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions, including defenses based on applicable statutes of limitations. CCE intends to defend the actions vigorously. CCE is not able at this early stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None


Item 5.  Other Information

The Company filed with the Securities and Exchange Commission a Registration Statement on Form S-4 for the purpose of registering its $82.0 million Senior Subordinated Notes due 1999 (the "Notes"). The registration of the Notes was completed on July 29, 1997. By August 28, 1997, all of the outstanding Series A Notes had been tendered and exchanged for Series B Senior Subordinated Notes due 1999.

Item 6.  Exhibits and Reports on Form 8-K

         Exhibits
         27  Financial Data Schedule

                               CCA HOLDINGS CORP.


                       FOR THE QUARTER ENDED JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CCA HOLDINGS CORP.


                                      By: /s/ Jerald L. Kent
                                          -----------------------
                                              Jerald L. Kent
                                              President and
                                              Chief Executive Officer



By:   /s/Jerald L. Kent                                September 12, 1997
      -----------------------
      Jerald L. Kent
      President and
      Chief Executive Officer



By:   /s/Kent D. Kalkwarf                              September 12, 1997
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer