Form 10-Q
period 1997-09-30
CCA HOLDINGS CORP
filed 1997-11-14
CIK 1038334

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ____________________

                                   FORM 10-Q


(Mark one)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For  the transaction period from ________________ to ________________

Commission File Number 333-26853


                               CCA HOLDINGS CORP.
                              -------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                    43-1720013
             --------                                    ----------
   (State or Other Jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                        Identification No.)

   12444 Powerscourt Drive - Suite 400
   St. Louis, Missouri                                   63131
   ----------------------------------------              -----
   (Address of Principal Executive Offices)              (Zip Code)

   (Registrant's telephone number, including area code)  (314) 965-0555



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---    ---

                               CCA HOLDINGS CORP.

              FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1997


                                     INDEX

                                                                                                              Page
                                                                                                              ----
Part I.  Financial Information
         ---------------------
         Item 1.  Consolidated Financial Statements:
                  CCA Holdings Corp. and Subsidiaries
                  a. Consolidated Balance Sheets - September 30, 1997 and December 31, 1996                     3
                  b. Consolidated Statements of Operations - Three Months Ended
                     September 30, 1997 and 1996                                                                5
                  c. Consolidated Statements of Operations - Nine Months Ended
                     September 30, 1997 and 1996                                                                6
                  d. Consolidated Statement of Shareholders' Investment (Deficit)-Nine Months Ended
                     September 30, 1997                                                                         7
                  e. Consolidated Statements of Cash Flows - Nine
                     Months Ended September 30, 1997 and 1996                                                   8
                  f. Notes to Consolidated Financial Statements                                                10

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                        13

Part II. Other Information
         -----------------


         Item 1.  Legal Proceedings                                                                            20

         Item 2.  Change in Securities - None                                                                   -

         Item 3.  Defaults upon Senior Securities - None                                                        -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                    -

         Item 5.  Other Information  - None                                                                     -

         Item 6.  Exhibits and Reports on Form 8-K                                                             20

         Signature Page                                                                                        21

                      CCA HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                                                                                September 30,      December 31,
                                                                                     1997              1996
                                                                               --------------     -------------
                                                                                  (Unaudited)
                                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                     $   1,557,089       $  2,934,939
 Accounts receivable, net of allowance for doubtful accounts of $626,429
  and $371,166, respectively                                                       7,130,335          5,465,750
 Prepaid expenses and other                                                          890,108            490,443
 Net assets of discontinued operation                                                108,827            108,827
                                                                               -------------       ------------
         Total current assets                                                      9,686,359          8,999,959
                                                                               -------------       ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, net                                              215,236,484        206,351,379
 Franchise costs, net of accumulated amortization of $76,298,553 and
  $51,761,758, respectively                                                      415,221,994        439,232,345
                                                                               -------------       ------------
                                                                                 630,458,478        645,583,724
                                                                               -------------       ------------
OTHER ASSETS, net                                                                  8,936,363          9,667,356
                                                                               -------------       ------------
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS                                 71,467,129         78,069,816
                                                                               -------------       ------------
NET NONCURRENT ASSETS OF DISCONTINUED OPERATION                                    1,760,015          1,760,015
                                                                               -------------       ------------
                                                                               $ 722,308,344       $744,080,870
                                                                               =============       ============

                       (Continued on the following page)

                      CCA HOLDINGS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                              September 30,       December 31,
                                                                                  1997                1996
                                                                           ----------------       ------------
                                                                              (Unaudited)
                                                                           ----------------
                  LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                  --------------------------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt                                       $   22,158,750      $     5,880,000
 Accounts payable and accrued expenses                                          20,138,986           18,890,302
 Subscriber deposits                                                               456,948              473,601
 Payables to affiliates                                                          1,690,252            2,630,149
 Other current liabilities                                                              --            1,401,951
                                                                            --------------      ---------------
         Total current liabilities                                              44,444,936           29,276,003
                                                                            --------------      ---------------
DEFERRED REVENUE                                                                 1,076,307              708,339
                                                                            --------------      ---------------
DEFERRED INCOME TAXES                                                           55,500,000           55,500,000
                                                                            --------------      ---------------
LONG-TERM DEBT, less current maturities                                        448,201,250          462,120,000
                                                                            --------------      ---------------
DEFERRED MANAGEMENT FEES PAYABLE TO AFFILIATE                                    1,755,000            1,755,000
                                                                            --------------      ---------------
NOTES PAYABLE                                                                   82,000,000           82,000,000
                                                                            --------------      ---------------
ACCRUED INTEREST ON NOTES PAYABLE                                               33,268,131           22,843,402
                                                                            --------------      ---------------
MINORITY INTEREST IN SUBSIDIARY                                                 82,880,499           90,273,351
                                                                            --------------      ---------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT (DEFICIT):
  Class A Voting Common Stock, $.01 par value, 100,000 shares
   authorized; 75,515 shares issued and outstanding                                    755                  755
  Class B Voting Common Stock, $.01 par value, 20,000 shares authorized;
   4,300 shares issued and outstanding                                                  43                   43
  Class C Non-Voting Common Stock, $.01 par value, 5,000 shares
   authorized; 185 shares issued and outstanding                                         2                    2
  Additional paid-in capital                                                    79,999,200           79,999,200
  Accumulated deficit                                                         (106,817,779)         (80,395,225)
                                                                            --------------      ---------------
        Total shareholders' investment (deficit)                               (26,817,779)            (395,225)
                                                                            --------------      ---------------
                                                                            $  722,308,344      $   744,080,870
                                                                            ==============      ===============

The accompanying notes are an integral part of these consolidated balance sheets.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                          1997                 1996
                                                                                      ------------       --------------
SERVICE REVENUES:
 Basic service                                                                      $   28,439,892       $   25,195,539
 Premium service                                                                         4,997,333            4,891,780
 Other                                                                                   9,265,675            6,686,222
                                                                                    --------------       --------------
                                                                                        42,702,900           36,773,541
                                                                                    --------------       --------------
EXPENSES:
 Operating, general and administrative                                                  20,938,427           18,707,245
 Depreciation and amortization                                                          15,850,906           18,069,074
 Management and financial advisory service fees - related parties                        1,359,254            1,835,750
                                                                                    --------------       --------------
                                                                                        38,148,587           38,612,069
                                                                                    --------------       --------------
      Income (loss) from operations                                                      4,554,313           (1,838,528)
                                                                                    --------------       --------------
OTHER INCOME (EXPENSE):
 Interest income                                                                            23,245               44,025
 Interest expense                                                                      (13,287,609)         (12,165,214)
 Other, net                                                                                     --             (265,815)
                                                                                    --------------       --------------
                                                                                       (13,264,364)         (12,387,004)
                                                                                    --------------       --------------
      Loss before equity in loss of unconsolidated limited
        partnerships, provision for income taxes and minority interest
        in loss of subsidiary                                                           (8,710,051)         (14,225,532)
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                                   (1,523,879)          (1,605,099)
                                                                                    --------------       --------------
      Loss before provision for income taxes and minority interest in
        loss of subsidiary                                                             (10,233,930)         (15,830,631)

PROVISION FOR INCOME TAXES                                                                      --                   --
                                                                                    --------------       --------------
      Loss before minority interest in loss of subsidiary                              (10,233,930)         (15,830,631)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                  2,244,444            4,961,697
                                                                                    --------------       --------------
      Net loss                                                                      $   (7,989,486)      $  (10,868,934)
                                                                                    ==============       ==============

 The accompanying notes are an integral part of these consolidated statements.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                     1997                       1996
                                                                              --------------               --------------
SERVICE REVENUES:
 Basic service                                                                $    83,579,519              $    70,693,010
 Premium service                                                                   15,020,008                   14,285,943
 Other                                                                             26,575,998                   19,625,336
                                                                              ---------------              ---------------
                                                                                  125,175,525                  104,604,289
                                                                              ---------------              ---------------
EXPENSES:
 Operating, general and administrative                                             62,253,163                   53,412,294
 Depreciation and amortization                                                     46,608,545                   48,386,428
 Management and financial advisory service fees - related parties                   4,074,540                    5,227,200
                                                                              ---------------              ---------------
                                                                                  112,936,248                  107,025,922
                                                                              ---------------              ---------------
      Income (loss) from operations                                                12,239,277                   (2,421,633)
                                                                              ---------------              ---------------
OTHER INCOME (EXPENSE):
 Interest income                                                                       25,935                      138,435
 Interest expense                                                                 (39,477,931)                 (34,611,112)
 Other, net                                                                                --                     (307,699)
                                                                              ---------------              ---------------
                                                                                  (39,451,996)                 (34,780,376)
                                                                              ---------------              ---------------

      Loss before equity in loss of unconsolidated limited
       partnerships, and minority interest in loss of subsidiary                  (27,212,719)                 (37,202,009)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                              (6,602,687)                  (4,922,863)
                                                                              ---------------              ---------------
      Loss before provision for income taxes and minority interest in
       loss of subsidiary                                                         (33,815,406)                 (42,124,872)

PROVISION FOR INCOME TAXES                                                                 --                           --
                                                                              ---------------              ---------------
      Loss before minority interest in loss of subsidiary                         (33,815,406)                 (42,124,872)

MINORITY LOSS IN SUBSIDIARY                                                         7,392,852                   12,597,277
                                                                              ---------------              ---------------
      Net loss                                                                $   (26,422,554)             $   (29,527,595)
                                                                              ===============              ===============

 The accompanying notes are an integral part of these consolidated statements.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


          CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT (DEFICIT)

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                  (Unaudited)



                                         Additional
                              Common      Paid-In            Accumulated
                               Stock      Capital              Deficit            Total
                             -------    --------------    ---------------     --------------
BALANCE, December 31, 1996   $   800     $  79,999,200     $  (80,395,225)    $    (395,225)
 Net loss                         --                --        (26,422,554)      (26,422,554)
                             -------     -------------     --------------     -------------
BALANCE, September 30, 1997  $   800     $  79,999,200     $ (106,817,779)    $ (26,817,779)
                             =======     =============     ==============     =============

 The accompanying notes are an integral part of these consolidated statements.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)


                                                                                    1997                   1996
                                                                               --------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                      $  (26,422,554)        $  (29,527,595)
 Adjustments to reconcile net loss to net cash provided by operating activities-
    Depreciation and amortization                                                  46,608,545             48,386,428
    Amortization of debt issuance costs                                               935,331                     --
    Equity in loss of unconsolidated limited partnerships                           6,602,687              4,922,863
    Minority interest in loss of subsidiary                                        (7,392,852)           (12,597,277)
    Changes in assets and liabilities, net of effects from acquisitions-
     Accounts receivable, net                                                      (1,664,585)              (682,209)
     Prepaid expenses and other                                                      (399,665)               225,829
     Other assets                                                                          --             (2,046,939)
     Accounts payable and accrued expenses                                          1,248,684                (87,850)
     Subscriber deposits                                                              (16,653)              (246,086)
     Payables to affiliates, including deferred management fees                      (939,897)             1,500,000
     Other current liabilities                                                     (1,401,951)                    --
     Deferred revenue                                                                 367,968                (98,070)
     Accrued interest on note payable                                              10,424,729              9,208,060
                                                                               --------------         --------------
       Net cash provided by operating activities                                   27,949,787             18,957,154
                                                                               --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                       (30,728,402)           (25,969,477)
 Payments for acquisitions, net of cash acquired                                           --            (90,484,489)
 Payments of organizational expenses                                                     (194)                    --
 Restricted funds held in escrow                                                           --               (698,402)
 Payments of franchise costs                                                         (526,444)              (360,647)
 Payments of covenants not to compete                                                (157,083)                    --
 Other                                                                                     --                (60,732)
                                                                               --------------         --------------
       Net cash used in investing activities                                   $  (31,412,123)        $ (117,573,747)
                                                                               --------------         --------------

                       (Continued on the following page)

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

                                                                                   1997                 1996
                                                                              ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt issuance costs                                              $    (275,514)       $   (1,814,338)
 Borrowings under revolving credit and term loan facility                        19,600,000            92,000,000
 Payments under revolving credit and term loan facility                         (17,240,000)           (3,000,000)
                                                                              -------------        --------------
      Net cash provided by financing activities                                   2,084,486            87,185,662
                                                                              -------------        --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (1,377,850)          (11,430,931)

CASH AND CASH EQUIVALENTS, beginning of period                                    2,934,939            11,430,931
                                                                              -------------        --------------
CASH AND CASH EQUIVALENTS, end of period                                      $   1,557,089        $           --
                                                                              =============        ==============
CASH PAID FOR INTEREST                                                        $  27,435,365        $   25,802,443
                                                                              =============        ==============
CASH PAID FOR TAXES                                                           $          --        $           --
                                                                              =============        ==============

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

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord
Entertainment Company, Inc. (Gaylord).   Effective September 30, 1995, CCT
Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CCA Holdings owns a 55% interest and CCT Holdings owns a 45% interest in the operations of CCE-I and CCE-II, respectively. CCA Holdings investment in CCE-II is accounted for by the equity method. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CCA Holdings.

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

3.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Summary financial information of CCE-II for the three and nine month periods ending September 30, 1997 and 1996 is as follows:


                                           Charter Communications Entertainment II, L.P.
                       ----------------------------------------------------------------------------------
                              For the Three Months Ended                 For the Nine Months Ended
                        September 30, 1997     September 30, 1996  September 30, 1997  September 30, 1996
                        ------------------     ------------------  ------------------  ------------------
Service revenues            $  24,429,069        $  22,312,458         $  71,773,215      $  66,781,032

Income from operations          1,394,475            1,183,864             3,766,586          3,606,922

Net loss                    $  (2,770,688)       $  (2,918,362)        $ (12,004,885)     $  (8,950,660)

As of September 30, 1997, CCE-II provided cable television service to approximately 172,100 basic subscribers in southern California.

4.  LITIGATION:

CCA Holdings is involved from time to time in routine legal matters incidental to its business. Management, after consultation with its legal counsel, believes that the resolution of such matters will not have a material adverse effect on CCA Holdings' financial position or results of operations.

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995 on behalf of the Cencom Cable Income Partners, L.P. ("CCIP") limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other affiliates of Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believes that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997 the court granted in part and denied in part defendants motion for summary judgment. Plaintiffs have filed a motion to alter or amend the court's order. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. ("CCIP II"), a public limited partnership. On April 15, 1997, a complaint was filed, and two amended complaints subsequently filed, in the Circuit Court of Jackson County, Missouri by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P., ("CPLP"), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, Inc., CCE, Charter, certain other affiliates of Charter and certain individuals, including officers of Charter or Cencom Properties II, Inc. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in Cencom Partners, L.P., the management of certain CCIP II assets and the sale of certain CCIP II assets. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions. CCE intends to defend the actions vigorously. CCE is not able to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Company is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.


5.  APPRECIATION RIGHTS PLAN:

Certain employees are participants in the 1996 Charter Communications/Kelso Group Appreciation Rights Plan (the "Plan"). The Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter (collectively, the "Investment Group"). The Plan permits the granting of up to 1,000,000 units, of which 489,000 were outstanding at September 30, 1997. Unless otherwise provided in a particular instance, units vest at a rate of 20% per annum. The Plan entitles participants to receive payment of the appreciated unit value for vested units, upon the occurrence of certain events specified in the Plan (i.e., change in control, employee termination). The units do not represent a right to an equity interest to any entities within the Investment Group. Compensation expense is based on the appreciated unit value and is amortized over the vesting period. The obligation and related expense of the Plan is the responsibility of and has been recorded (pro rata) at CCA Holdings and CCT Holdings.

CCA HOLDINGS CORP. AND SUBSIDIARIES

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Transactions

CCA Holdings Corp. and its subsidiaries (collectively the "Company" ) have completed the following acquisitions of cable television systems:

                                    Approximate
        Acquisition Date           Purchase Price             Location of Systems
        ----------------          ----------------          -----------------------
        January 1995                 $488.2  million          Missouri, Connecticut
        October 1995                 $ 96.0  million          Missouri, Massachusetts
        January 1996                 $  9.4  million          Missouri
        March 1996                   $ 82.1  million          Illinois
        November 1996                $ 24.2  million          Missouri

As of September 30, 1997, the Company had no pending acquisitions.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Company as of the dates indicated:


                                                    September 30,        December 31,      September 30,
                                                        1997                 1996              1996
                                                   -------------         ------------      -------------
Basic Subscribers:
  Missouri/Illinois systems                             228,000              223,300            208,900
  Connecticut/Massachusetts systems                     118,700              115,000            114,900
                                                        -------              -------            -------
                                                        346,700              338,300            323,800
                                                        =======              =======            =======
Premium Subscription Units:
  Missouri/Illinois systems                             119,200              130,100            127,000
  Connecticut/Massachusetts systems                      59,400               64,500             62,600
                                                         ------              -------            -------
                                                        178,600              194,600            189,600
                                                        =======              =======            =======
Homes Passed:
  Missouri/Illinois systems                             401,300              138,700            366,600
  Connecticut/Massachusetts systems                     140,500              394,900            138,200
                                                        -------              -------            -------
                                                        541,800              533,600            504,800
                                                        =======              =======            =======

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                                    For the Three Months
                                                                     Ended September 30,
                                                                    --------------------
                                                                         (Unaudited)
                                                            1997                             1996
                                                 -------------------------        -------------------------
                                                 Amount         % of Revenue        Amount         % of Revenue
                                               -----------      ------------      -----------      ------------
Service Revenues                                 $ 42,703            100.0%         $ 36,774            100.0%
                                                 --------          -------          --------          -------
Operating Expenses:
  Operating, general and administrative            20,938             49.0            18,707             50.9
  Depreciation and amortization                    15,851             37.1            18,069             49.1
  Management and financial advisory
    service fees - related parties                  1,359              3.2             1,836              5.0
                                                 --------          -------          --------          -------
                                                   38,148             89.3            38,612            105.0
                                                 --------          -------          --------          -------
Income from operations                              4,555             10.7            (1,838)            (5.0)
                                                 --------          -------          --------          -------
Other Income (Expense):
  Interest income                                      23               .1                44               .1
  Interest expense                                (13,288)           (31.1)          (12,165)           (33.1)
  Other, net                                           --               --              (266)             (.7)
                                                 --------          -------          --------          -------
                                                  (13,265)           (31.0)          (12,387)           (33.7)
                                                 --------          -------          --------          -------
                                                   (8,710)           (20.4)          (14,255)           (38.7)
Equity in loss of unconsolidated
  limited partnerships                             (1,524)            (3.6)           (1,605)            (4.4)
Provision for income taxes                             --               --                --               --
Minority interest in loss of  subsidiary            2,244              5.3             4,961             13.5
                                                 --------          -------          --------          -------
  Net loss                                       $ (7,990)           (18.7)%         (10,869)           (29.6)%
                                                 ========          =======          ========          ========

The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:


                                                                           For the Nine Months
                                                                            Ended September 30,
                                                                         ------------------------
                                                                                (Unaudited)
                                                                1997                                  1996
                                                  ------------------------------       ---------------------------------
                                                    Amount          % of Revenue           Amount           % of Revenue
                                                  -----------       ------------       --------------       ------------
Service Revenues                                   $ 125,176            100.0%           $ 104,604              100.0%
                                                   ---------           ------            ---------            -------
Operating Expenses:
  Operating, general and administrative               62,253             49.7               53,412               51.0
  Depreciation and amortization                       46,609             37.2               48,387               46.3
  Management and financial advisory
    service fees - related parties                     4,075              3.3                5,227                5.0
                                                   ---------           ------            ---------            -------
                                                     112,937             90.2              107,026              102.3
                                                   ---------           ------            ---------            -------
Income (Loss) from operations                         12,239              9.8               (2,422)              (2.3)
                                                   ---------           ------            ---------            -------
Other Income (Expense):
  Interest income                                         26               --                  138                 .1
  Interest expense                                   (39,478)           (31.5)             (34,611)             (33.1)
  Other, net                                              --               --                 (307)               (.2)
                                                   ---------           ------            ---------            -------
                                                     (39,452)           (31.5)             (34,780)             (33.2)
                                                   ---------           ------            ---------            -------
                                                     (27,213)           (21.7)             (37,202)             (35.5)
Equity in loss of unconsolidated
  limited partnerships                                (6,603)            (5.3)              (4,923)              (4.7)
Provision for income taxes                                --               --                   --                 --
Minority interest in loss of subsidiary                7,393              5.9               12,597               12.0
                                                   ---------           ------            ---------            -------
  Net loss                                         $ (26,423)           (21.1)%            (29,528)             (28.2)%
                                                   =========           ======            =========            =======

Service Revenues

The Company earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 16.1% and 19.7% to $42,703,000 and $125,176,000, for the three and nine month periods ended September 30, 1997, when compared to the similar periods of 1996. This increase in 1997 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems resulting primarily from acquisitions of cable systems by the Company during 1996. In addition, the Company experienced significant internal subscriber growth (See supplemental analysis of quarterly operating results) between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service revenue has decreased between comparable periods as a result of the decrease in the number of premium service subscriptions being subscribed to by the Company's basic subscribers. This decrease is due to the elimination of The Movie Channel in Connecticut and Massachusetts and, second, due to the industry-wide trend of basic subscribers purchasing fewer premium services.

In late 1996, the Company acquired a local cable advertising operation based in St. Louis, which had revenues of approximately $4.4 million for the nine months ended September 30, 1997. This accounts for a significant portion of the increase in other service revenues as compared to 1996.

Operating Expenses

Operating, general and administrative costs increased by 11.9% and 16.6% to $20,938,000 and $62,253,000 for the three and nine months ended September 30, 1997 when compared to the similar periods of 1996. The majority of this increase was related to the increased costs associated with the cable television systems acquired during 1996. In addition, these increases are also related to increases in programming costs, as many of the Company's programming contracts had rate increases effective during the first quarter of 1997. The Company expects that programming cost increases will continue to be an on-going issue for the next several years. Operating margin, or EBITDA, calculated as service revenues less operating, general and administrative expenses, rose approximately 1.9% to 51.0% and 1.3% to 50.3% for the three and nine month periods ended September 30, 1997, respectively, versus the same periods for the prior year.

Depreciation and amortization decreased by 12.3% and 3.7% to $15,851,000 and $46,609,000 for the three and nine months ended September 30, 1997, when compared to the similar periods of 1996. The decrease in depreciation and amortization is a result of the completion of the amortization period for the covenant not to compete, offset partially by the increase in depreciation expense for capital expenditures made to the systems, in addition to the increase in property, plant and equipment and franchise costs resulting from the acquisitions of additional cable systems. Depreciation expense as a percent of revenues decreased during the three and nine months ended September 30, 1997 compared to the similar periods of 1996. This decrease is due primarily to an increase in revenues due to internal subscriber growth and retail rate increases.


Other Income / Expense

Interest expense increased by 9.2% and 14.1% to $13,288,000 and $39,478,000 for the three and nine months ended September 30, 1997, when compared to the similar periods of 1996. This increase is primarily due to the increase in the average outstanding bank debt balance between the comparable periods.


Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment, L.P. and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 55% investment in both these entities. Equity in loss of unconsolidated limited partnerships decreased by 5.1% to $1,524,000 for the three months ended September 30, 1997, and increased 34.1% to $6,603,000 for the nine months ended September 30, 1997, respectively, when compared to similar periods of 1996. These fluctuations are due to the results of CCE-II for the three and nine months ended September 30, 1997.


Net Loss

Net loss decreased by 26.5% and 10.5% to $7,989,000 and $26,422,000 for the three and nine months ended September 30, 1997 when compared to the similar periods of 1996. In 1997, significant factors versus the prior year were increases in income from operations, offset partially by increases in interest expense and decreased allocations of CCE-I's loss to the minority interest holder.

Liquidity and Capital Resources

The Company's growth by acquisition during 1995 and 1996 was funded primarily by borrowings under bank credit facilities, seller financing arrangements, and equity contributions. Cash flows provided by operating activities together with borrowings under its bank credit facility have been sufficient to fund the Company's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Company anticipates that future acquisitions, if any, could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Company's ability to pursue a strategy that includes growth through acquisitions.

At September 30, 1997, the Company's long-term debt (including current maturities) of $585.6 million consisted of $470.4 million outstanding under the revolving credit and term loan facility, $82.0 million outstanding for the Senior Subordinated Notes due 1999 (the "Notes"), and $33.2 million of accrued interest on the Notes. The Company had unused and available borrowing capacity of $30.2 million under the credit facility at September 30, 1997. Cash interest is payable on a monthly and quarterly basis for borrowings under the credit facility. Cash interest on the Notes is payable on December 31, 1999, the stated maturity date.

The Company manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facility. Interest rate swap and cap agreements are accounted for by the Company as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Company's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three and nine months ended September 30, 1997.

The Company incurred capital expenditures of approximately $10.8 million and $30.7 million during the three and nine months ended September 30, 1997, respectively, in connection with the improvement and upgrading of the Company's cable systems. The majority of these expenditures were incurred by the Illinois and Western Connecticut systems as each system is upgrading its cable television plant to 750 MHz. The Company anticipates that capital expenditures will be approximately $40.0 million during 1997.

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

Supplemental Analysis of Quarterly Operating Results

The following table sets forth certain operating results and statistics for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:




                                                                   For the Three Months
                                                                 Ended September 30, 1997
                                                      ---------------------------------------------
                                                                       (Unaudited)
                                                            SYSTEMS          Systems
                                                          ACQUIRED ON        Acquired
                                                           OR BEFORE          After
                                                            7/1/96           7/1/96           Total
                                                        -------------    ------------      ----------
Service revenues                                         $   41,399        $    1,304       $  42,703

Operating, general and administrative                        20,296               642          20,938
                                                         ----------        ---------       ----------
EBITDA (a)                                               $   21,103        $      662      $   21,765
                                                         ==========        ==========      ==========
EBITDA Margin (b)                                             51.0%             50.8%           51.0%
                                                         ==========        ==========      ==========
Operating Statistical Data, at end of period:

    Monthly revenue per subscriber                       $    41.18        $    37.47      $    41.06
    Homes passed                                            513,100            28,700         541,800
    Basic subscribers                                       335,100            11,600         346,700
    Basic penetration                                         65.3%             40.4%           64.0%
    Premium subscriptions                                   172,100             6,500         178,600

                                                                   For the Three Months
                                                                 Ended September 30, 1996
                                                      ---------------------------------------------
                                                                       (Unaudited)
                                                            SYSTEMS          Systems
                                                          ACQUIRED ON        Acquired
                                                           OR BEFORE          After
                                                            7/1/96           7/1/96           Total
                                                        -------------    ------------      ----------
Service revenues                                         $   36,774                --      $   36,774

Operating, general and administrative                        18,707                --          18,707
                                                         ----------        ----------      ----------
EBITDA (a)                                               $   18,067                --      $   18,067
                                                         ==========        ==========      ==========
EBITDA Margin (b)                                             49.1%                --           49.1%
                                                         ==========        ==========      ==========
Operating Statistical Data, at end of period:

    Monthly revenue per subscriber                       $    37.86                --      $    37.86
    Homes passed                                            504,800                --         504,800
    Basic subscribers                                       323,800                --         323,800
    Basic penetration                                         64.1%                --           64.1%
    Premium subscriptions                                   189,600                --         189,600

(a) EBITDA represents income before interest expense, interest income, income taxes, depreciation and amortization, management fees, other income (expense), equity in loss of unconsolidated limited partnerships, loss from discontinued operation and minority interest in loss of subsidiary. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity.
EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Company's operating performance. EBITDA does not include the Company's debt obligations or other significant commitments.

(b)  Represents EBITDA as a percent of service revenues.

Results of Operations - Supplemental analysis for the Quarter Ended September 30, 1997 Versus the Quarter Ended September 30, 1996 (for Systems Acquired on or Before July 1, 1996)

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Company during the three months ended September 30, 1997 versus the three months ended September 30, 1996. Specifically, the comparable analysis includes the results of operations for the acquisitions completed between January 1995 and March 1996 - see Significant Transactions for a complete listing of all acquisitions by the Company.

Service revenues increased by $4,625,000 or 12.6% when comparing the revenues for the quarter ended September 30, 1997 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is due to a net gain of approximately 11,300 or 3.5%, for basic subscribers between quarters and to retail rate increases implemented in certain of the Company's systems.

Operating, general and administrative expenses increased approximately $1,589,000 or 8.5% when comparing the operating expenses for the quarter ended September 30, 1997 to the results for the comparable systems for the quarter ended September 30, 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the programming services. The Company believes that the growth in programming expense is consistent with industry-wide increases. In addition, the Company believes that operating expense growth has, in certain situations, been constrained as a result of the Company realizing operating efficiencies through consolidation within its two clusters.

The Company experienced growth in operating cash flow (EBITDA) of approximately $3,036,000 or 16.8% when comparing the operating cash flow for the quarter ended September 30, 1997 to the results for the comparable systems for the
quarter ended September 30, 1996.   EBITDA margin increased to 51.0% from 49.1%
when comparing the similar periods, primarily as a result of the increase in service revenues as a result of subscriber growth and rate increases, which were sufficient to offset the increases in operating expenses.

Part II.  Other Information

Item 1.   Legal Proceedings

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. The Company is not able at this early stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.


Item 2.  Change in Securities - None

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information  - None

Item 6.  Exhibits and Reports on Form 8-K


  A. Exhibits
     27  Financial Data Schedule

  B. Reports on form 8-K - None

                               CCA HOLDINGS CORP.


                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CCA HOLDINGS CORP.


                                             By:  /s/ Jerald L. Kent
                                                -----------------------------
                                                      Jerald L. Kent
                                                      President and
                                                      Chief Executive Officer



By:  /s/Jerald L. Kent                                  November 13, 1997
     -------------------------
     Jerald L. Kent
     President and
     Chief Executive Officer


By:  /s/Kent D. Kalkwarf                                November 13, 1997
     -------------------------
     Kent D. Kalkwarf
     Senior Vice President and
     Chief Financial Officer