Form 10-K405
period 1997-12-31
CCA HOLDINGS CORP
filed 1998-03-31
CIK 1038334

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ---------------------------

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO
                                            ---------    ---------

                        Commission file number 333-26853
                         ------------------------------
                               CCA HOLDINGS CORP.
             (Exact Name of Registrant as Specified in its Charter)

                   Delaware                        43-1720013
         (State or Other Jurisdiction of           (I.R.S. Employer
         Incorporation or Organization)            Identification No.)

         12444 Powerscourt Drive Suite 400
         St. Louis, Missouri                       63131
         (Address of Principal Executive Offices)  (Zip Code)


      Registrant's telephone number, including area code:  (314) 965-0555

                         ------------------------------

       Securities registered pursuant to Section 12(b) of the Act:  None

                         ------------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                                      None

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

     Indicate by check mark if disclosure of delinquent filers Pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

 The following documents are incorporated into this Report by reference:  None

=============================================================================

                               CCA HOLDINGS CORP.
                          1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

Item 1.  Business                                                                                  3
Item 2.  Properties                                                                               13
Item 3.  Legal Proceedings                                                                        14
Item 4.  Submission of Matters to a Vote of Security Holders                                      15


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                    16
Item 6.  Selected Financial Data                                                                  16
Item 7.  Management's Discussions and Analysis of Financial Condition and Results of Operations   17
Item 8.  Financial Statements and Supplementary Data                                              24
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     24


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                      25
Item 11.  Executive Compensation                                                                  26
Item 12.  Security Ownership of Certain Beneficial Owners and Management                          26
Item 13.  Certain Relationships and Related Transactions                                          27


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K 1                       30

                                     PART I

ITEM 1.  BUSINESS

GENERAL

CCA Holdings Corp. ("Holdings") commenced operations in January 1995 and currently serves as a holding company for entities that own, operate and develop cable television systems. Its cable television operations are principally conducted through Charter Communications Entertainment I, L.P. ("CCE-I"). Holdings has a direct and indirect equity interest in CCE-I and also controls CCE-I's general partner, CCA Acquisition Corp. ("CAC"). Holdings, CCE-I, CAC, and Cencom Cable Entertainment, Inc. ("Cencom") (another subsidiary controlled by Holdings), are referred to together herein as the "Company", and their operations are consolidated for financial reporting purposes. Holdings maintains its principal executive offices at 12444 Powerscourt Drive, Suite 400, St. Louis, Missouri 63131 and their telephone number is (314) 965-0555.

CCE-I owns, operates and develops cable television systems which lie principally within two geographic areas: northeastern and western Connecticut and central Massachusetts (the "Connecticut/Massachusetts Systems"); and the St. Louis, Missouri metropolitan area, including eastern Missouri and southwestern Illinois (the "Missouri/Illinois Systems" and collectively with the Connecticut/Massachusetts Systems, the "Systems"). As of December 31, 1997, CCE-I's cable television systems passed approximately 544,500 homes and served approximately 350,300 basic subscribers.

The Company receives management services and administrative support for its operations from Charter Communications, Inc. ("Charter") pursuant to the terms
of a management agreement.   See "Item 13.  Certain Relationships and Related
Transactions." Charter is a privately-held multi-system operator and manager of cable television systems serving in excess of one million subscribers. Charter has an equity interest in Holdings. See "Item 12. Security Ownership of Certain Beneficial Owners and Management."

The Company's other interests include two investments, as to which CCT Holdings Corp. ("CCT"), a commonly controlled affiliate of Holdings, also has an interest. One investment is both a limited and general partnership interest (aggregate of 55%) in Charter Communications Entertainment, L.P. ("CCE-LP"), with CCT having both a limited and general partnership interest (aggregate of 45%). The second investment is an indirect equity investment in Charter Communications Entertainment II, L.P. ("CCE-II"), which owns, operates and develops cable television systems in the Los Angeles and Riverside metropolitan areas of southern California. The general partner of CCE-II is CCT, which is an affiliate of the Company. Holdings' interest in CCE-II is accounted for under the equity method for financial reporting purposes.

SIGNIFICANT TRANSACTIONS IN 1997

On February 10, 1997, in connection with a secondary offering of subordinated notes of Holdings outstanding since January 18, 1995, Holdings issued to the secondary purchasers $82,000,000 million aggregate principal amount of Senior Subordinated Notes due 1999 (the "Notes") pursuant to an Indenture with Harris Trust and Savings Bank (the "Indenture"). (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.") The Notes were issued pursuant to a "Rule 144A" transaction exempt from registration under the Securities Act of 1933 (the "1933 Act"). On August 28, 1997, Holdings exchanged the Notes for similar Notes registered under the 1933 Act. The obligations on the Notes are guaranteed by CAC, Cencom, and CCE-LP. (See "Item 13. Certain Relationships and Related Transactions.")

In November 1997, CCE-I completed the sale of its equity interest in a subsidiary that owned and operated a radio station, which station had been operated by the purchaser since January 1997.

BACKGROUND AND OWNERSHIP STRUCTURE

Holdings was organized in 1994 as a Delaware corporation. Ownership interests in Holdings are held by Kelso Investments Associates V, L.P. and its affiliate (collectively "Kelso") and certain other individuals, on the one hand, and Charter, on the other hand, which maintain an 85% and 15% interest, respectively. As a result of its investment, Kelso can exercise effective control over the management and affairs of the Company.

Holdings owns all of the outstanding equity interests in CAC, which, in turn, owns all of the equity interests in Cencom. CAC and Cencom each hold limited partnership interests in CCE-LP. CAC also holds a 1% general partnership interest in CCE-LP, a 1.22% general partnership interest in CCE-I and a 1.22% limited partnership interest in CCE-II. CCE-LP holds a 97.78% limited partnership interest in each of CCE-I and CCE-II. CCE-I owns all of the equity interests in, and is the manager of, Cable Advertising of St. Louis, LLP.

As of December 31, 1997, the organizational structure of the Company and certain of its affiliates was as follows:



                                 [FLOW CHART OMITTED]

THE CABLE TELEVISION INDUSTRY

Most cable television systems offer a variety of channels and programming and are distinguished from competitive technologies because they bring a hard wire connection to each subscriber over a wide area. In recent years, technological improvements used in new construction or to upgrade existing plant of cable television systems have improved signal quality as well as increased channel capacity, which, in turn, has increased the potential number of programming offerings available to subscribers. See "Item 1. Marketing, Programming and Rates."

A cable television system consists of two principal operating components: one or more signal origination points called "headends" and a signal distribution system. It may also include program origination facilities. Each headend includes a tower, antennae or other receiving equipment at a location favorable for receiving broadcast signals and one or more earth stations that receive signals transmitted by satellite. The headend facility also houses the electronic equipment which amplifies, modifies and modulates the signals, preparing them for passage over the system's network of cables.

The signal distribution system consists of amplifiers and trunk lines which originate at the headend and carry the signal to various parts of the system, smaller distribution cable and distribution amplifiers which carry the signal to the immediate vicinity of the subscriber and drop lines which carry the signal into the subscriber's home. In the past several years, many cable operators have utilized fiber optic technology (in place of, or in combination with, coaxial cable) to transmit signals through the primary trunk lines.

MARKETING, PROGRAMMING AND RATES

The Systems' marketing program is based upon offering various packages of cable services designed to appeal to different market segments. Charter, in its capacity as manager of the Systems, performs and utilizes market research on selected Systems, compares the data to national research and tailors a marketing program for each individual market. The Company utilizes a coordinated array of marketing techniques to attract and retain subscribers, including door-to-door solicitation, telemarketing, media advertising and direct mail solicitations, gain new subscribers and increase basic and premium penetration in the communities served by the Systems.

Although services vary from system to system because of differences in channel capacity, viewer interests and community demographics, each of the individual Systems offers a "basic service tier," consisting of local television channels (network and independent stations) available over-the-air, local public channels and governmental and leased access channels. The individual Systems also offer an expanded basic tier of television stations relayed from distant cities, specialized programming delivered via satellite and various alpha-numeric channels providing information on news, time, weather and the stock market. In addition to these services, the Systems typically provide one or more premium services purchased from independent suppliers and combined in different formats to appeal to the various segments of the viewing audience, such as Home Box Office, Cinemax, Showtime and The Movie Channel. A "premium service unit" is a single premium service for which a subscriber must pay an additional monthly fee in order to receive the service. Subscribers may subscribe for one or more premium service units. The Systems also receive revenues from the sale or monthly use of certain equipment (e.g., converters, wireless remote control devices, etc.) and from cable programming guides, with some Systems offering enhanced audio services. Certain of the Systems also generate revenues from the sale of advertising spots on one or more channels, from the distribution and sale of pay-per-view movies and events, and from commissions resulting from subscribers participating in home shopping.

Rates to subscribers vary from market to market and in accordance with the type of service selected. A one-time installation fee, which may be partially waived during a promotional period, is charged to new subscribers. The practices of the Partnership regarding cable rates are consistent with the current practices in the industry.

In addition to cable television services, the Company conducts advertising sales for a non-affiliated cable television operator in the St. Louis metropolitan area and certain of the Systems offer paging services and rent paging equipment. The Systems continue to evaluate the possibility of offering other related communications services.

COMPETITION

Cable television systems compete with other providers of television signals and other sources of home entertainment. The competitive environment has been significantly affected both by technological developments as well as regulatory changes enacted in the Telecommunications Act of 1996 ("1996 Telecom Act") which were designed to enhance competition in the cable television and local telephone markets (see "Regulation and Legislation" below). Key competitors today include:

Broadcast Television. Cable television has long competed with broadcast television, which consists of television signals that the viewer is able to receive without charge using a traditional "off-air" antenna. The extent of such competition is dependent upon the quality and quantity of broadcast signals available through "off-air" reception compared to the services provided by the local cable system. Accordingly, cable operators in rural areas, where "off-air" reception is more limited, generally achieve higher penetration rates than do operators in major metropolitan areas, where numerous, high quality "off-air" signals are available.

DBS. In recent years, direct broadcast satellite ("DBS") has emerged as significant competition to cable television systems. Earlier "direct-to-home" satellite services required the subscriber to purchase a large and expensive "dish" antenna, but newer medium and high powered alternatives now allow the subscriber to receive video services directly via satellite using a relatively small dish. Moreover, video compression technology allows DBS providers to offer more than 100 digital channels, thereby surpassing the typical cable system. DBS providers offer most of the same programming services as are available through cable television, but also offer certain sports packages not available through cable television systems. Although a home satellite subscription at one time required purchase or lease of an expensive satellite dish, the cost and size of DBS has decreased dramatically for the consumer.
DBS does suffer certain significant operating disadvantages compared to cable television, however, including the subscriber's inability to view different programming on different television sets, line-of-sight reception requirements, up-front costs associated with the "dish" antenna, and the lack of local programming (unless the subscriber also receives off-air signals and installs a rooftop antenna and a special toggle switch). DBS currently faces technical and legal obstacles to providing local broadcast signals, although at least one DBS provider is now attempting to do so in certain major markets, and legislation is now pending that may remove the existing legal obstacle.

Traditional Overbuild. Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenue to the operator of the original system. Overbuilds historically have been relatively rare, as constructing and developing a cable television system is capital-intensive, and it is difficult for the new operator to gain a marketing advantage over the incumbent operator. Although a private competitor ordinarily would require a franchise from local jurisdiction, municipalities themselves have sometimes built and operated their own overbuild.

Telephone. Federal cross-ownership restrictions historically limited entry by local telephone companies into the cable television business. The 1996 Telecom Act eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable systems. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. Although no current overbuild is operational, it is anticipated The Southern New England Telecommunications Company, through its wholly-owned subsidiary, personal Vision, will complete construction and begin offering cable television service in the Trumbull, Connecticut area within the year (see "Regulation and Legislation - Telephone company Entry Into Cable Television" below). The entry of telephone companies as direct competitors is likely to continue and could adversely affect the profitability and valuation of the Company's systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect.

Private Cable. Additional competition is posed by private cable television systems, known as Satellite Master Antenna Television (SMATV), serving multi-unit dwellings such as condominiums, apartment complex, and private residential communities. These private cable systems may enter into exclusive agreements with apartment owners and homeowners associations, which may preclude operators of franchised systems from serving residents of such private complexes. Private cable systems that do not cross public rights of way are free from the federal, state and local regulatory requirements imposed on franchised cable television operators.

Wireless Cable. Cable television systems also compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"). MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The FCC has recently taken a series of actions, including the auctioning of additional spectrum for Local Multipoint Distribution Services ("LMDS") that could enhance the ability of wireless cable to compete with traditional cable systems. Telephone companies have acquired or invested in wireless companies, and may use traditional analog MMDS systems or digital MMDS to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their joint investment in a major MMDS company, although certain similar investments around the country are proceeding. Recently, for example, Pacific Bell has launched digital MMDS in Los Angeles and BellSouth has launched digital MMDS in New Orleans and Atlanta.

Cable television systems are also in competition, in various degrees with other communications and entertainment media, including motion pictures and home video cassette recorders.

REGULATION AND LEGISLATION

The operation of a cable television system is extensively regulated by the Federal Communications Commission ("FCC"), some state governments and most local governments. The 1996 Telecom Act has altered the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations, and there has been a recent increase in calls in Congress and at the FCC to maintain or even tighten cable regulation in absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Company's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company.

Cable Rate Regulation. The Cable Television Consumer Protection and Competition Act of 1992 (the"1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

Although the FCC has established the underlying regulatory scheme, local government units (commonly referred to as local franchising authorities or "LFA's") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFA's have voluntarily declined to exercise this authority. LFA's also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allow operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. However, federal law requires that the BST be offered to all cable subscribers and limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

At December 31, 1997, approximately 40% of the LFA's (covering approximately 75% of subscribers of CCE-I) that oversee the franchises under which the Systems operate are certified to regulate basic tier rates. As of the date of this filing, one complaint with regard to the Missouri System was dismissed and several complaints are still pending. The 1992 Cable Act permits communities to certify and regulate rates at any time, so that it is possible that additional localities served by the systems may choose to certify and regulate rates in the future.

The FCC and Congress have provided various forms of rate relief for smaller cable systems owned by smaller operators. If requisite eligibility criteria are satisfied, a cable operator may be allowed to rely on a vastly simplified cost-of-service rate justification and/or may be allowed to avoid regulation of
CPST rates entirely.   Under FCC regulations, cable systems serving 15,000 or
fewer subscribers, which are owned by or affiliated with a cable company serving in the aggregate no more than 400,0000 subscribers, can submit a simplified cost-of-service filing under which the regulated rate (including equipment charges) will be presumed reasonable if it equates to no more than $1.24 per channel. Eligibility for this relief continues if the small cable system is subsequently acquired by a larger cable operator, but is lost when and if the individual system serves in excess of 15,000 subscribers. With regards to cable systems owned by small operators, the 1996 Telecom Act immediately deregulated the CPST rates of cable systems serving communities with fewer than 50,000 subscribers, which are owned by or affiliated with entities serving, in the aggregate, no more than one percent of the nation's cable customers (approximately 617,000) and having no more than $250 million in annual revenues. The FCC's rulemaking with regard to this issue is outstanding and the Company is unable to determine whether or not it can or will benefit from this variety of deregulation.

The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. However, certain cable critics have called for the delay in that regulatory sunset and even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complains about predatory pricing still may be made to the FCC.

Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provided telecommunications service, as well as cable service, over its plant. The FCC recently clarified that a cable operator's favorable pole rates are not endangered by the provision of Internet access.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now pending before the Supreme Court.

Telephone Company Entry Into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers ("LECs"), including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

Various LECs currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, including both the deployment of broadband wire facilities and the use of wireless (MMDS) transmission. In Connecticut, the Department of Public Utility Control ("DPUC") granted a subsidiary of a local telephone company, The Southern New England Telecommunications Corporation("SNET"), a franchise to serve the entire state of Connecticut. The SNET subsidiary, SNET Personal Vision, Inc. ("Personal Vision") proposed to offer its services initially to a "primary franchise area" of several Connecticut communities, including one in which CCE-I provides cable television service, within its first two years of operation (beginning by January 1997). Pursuant to the terms of Personal Vision's eleven year franchise, its services must pass all homes in Connecticut within eleven years. This new statewide cable franchise is currently being challenged by a regional cable association, which recently filed an appeal in the Connecticut Superior Court challenging the DPUC's grant of the statewide franchise, on several substantive and procedural grounds. The Company cannot predict the outcome of this litigation.

Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (i.e., any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LEC in the same market. The 1996 Telecom Act provided a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utility Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Like telephone companies that have substantial resources at their disposal, electric utilities could be formidable competitors to traditional cable systems.

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three years holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with SMATV and MMDS facilities, but lifts those restrictions were the cable operator is subject to effective competition. In January 1995, however, the FCC adopted regulations which permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. Although the 1992 Cable Act also precluded any cable operator from serving more than 30% of all U.S. domestic cable subscribers, this provision has been stayed pending further judicial review and FCC rulemaking.

There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act of 1934, as amended, does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest.

Must Carry/Retransmission Consent. The 1992 Cable Act contains broadcast signal carriage requirements that, among other things, allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations (such as those affiliated with a national network) typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable systems' programming offerings because a cable system with limited channel capacity may be required to forego carriage of channels desired by customers because available channel positions pre-empted by stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Company's business. The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety. A rulemaking is expected to be initiated at the FCC shortly.

Access Channels. LFA's can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. The reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the District of Columbia Court of Appeals. Should the Court and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, there has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

Inside Wiring. The FCC recently determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon, or sell the "home run" wiring initially installed by the cable operator. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within an MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for an MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and make the already competitive MDU sector even more challenging for incumbent cable operators.

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, aeronautical frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, and consumer electronics equipment capability. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (that varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adverse affect the Company's ability to obtain desired broadcast programming. In addition, pursuant to an industry-wide arrangement in effect through calendar year 1996, cable operators paid music licensing fees to BMI. The cable industry also expects to enter into a separate adjudicated rate arrangement with ASCAP, and expects to negotiate an extension of the BMI arrangement. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee failed to comply with material provisions.

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states (such as Connecticut) subject cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although LFA's have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFA's cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and service or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchise.

The Systems operate pursuant to an aggregate of 123 non-exclusive franchises, permits or similar authorizations issued by governmental authorities. Under the terms of most of the franchises, a franchise fee of up to five percent (5%) of the gross revenues derived by a cable system from the provision of cable television services is payable to the franchising authority. Currently, 51 of the these franchises, serving approximately 48% of the Company's subscribers in the aggregate, were within a three-year window period for renewal. The Company's franchise for "Area 13" in Connecticut (the northeastern Connecticut system) is scheduled to expire in July 1998. The Company requested the commencement of renewal proceedings in January 1996 with the Connecticut DPUC. The DPUC granted the Company's request for an "informal renewal", which requests have traditionally been denied, and the Company has submitted its Proposal for Renewal. The process is currently on track for a mid-year renewal.

EMPLOYEES

The Company has no employees other than employees of CCE-I. As of December 31, 1997, CCE-I employed an aggregate of 634 full-time equivalent employees of which 44 employees of the Illinois System were covered by a collective bargaining arrangement. The Company considers its relationships with its employees to be good and has never experienced a work stoppage.

Charter acts as the management company for CCE-I pursuant to certain management agreements. See "Item 13. Certain Relationships and Related Transactions - Management Agreement."

OTHER MATTERS

The Company owns and operates cable television systems and does not engage in any other identifiable industry segments except on a very limited basis as to paging and advertising sales. The Company does not believe that changes of a seasonal nature are material to the cable television business. The Company has not expended material amounts during the last two years on research and development activities. As the Company is a service-related organization, little or no raw materials are utilized by the Company. The necessary hardware, coaxial cable and electronics required for construction of new cable plant are available from a variety of vendors and are generally available in ample supply. There is no one customer or affiliated group of customers to whom sales are made in amounts which exceed ten percent (10%) of the Company's revenues. The Company believes it is not affected by inflation except to the extent that the economy in general is affected thereby.

ITEM 2.  PROPERTIES

The Company's principal physical assets consist of the components of each of the Systems, which include a headend, distribution cables and local business offices. The receiving apparatus is comprised of a tower and antennas for reception of over-the-air broadcast television signals and one or more earth stations for reception of satellite signals. Located near these receiving devices is a building that houses associated electronic gear and processing equipment. The Company owns the receiving and distribution equipment of each System and owns or leases small parcels of real property for the receiving sites.

Cable is either buried in trenches or is attached to utility poles pursuant to license agreements with the owners of the poles. As is typical in the cable television industry, the Company maintains insurance on its above-ground plant, but not for its underground plant. The Company owns or leases the local business office of each system from which it dispatches service employees, monitors the technical quality of the system, handles customer service and billing inquiries and administers marketing programs. The office facilities of some systems include certain equipment for program production, as required under certain of the Company's franchises.

The Company believes that its properties are generally in good condition, although the physical components of the cable systems do require maintenance and periodic upgrades to keep pace with technological advances and to comply with the requirements of certain franchising authorities. The Systems currently operate at between 300 and 750 megahertz, whereas the Company believes the standard in the cable television industry to generally be a
minimum of 450 megahertz.   For a discussion of historical and planned capital
expenditures, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company's cable television plant as of December 31, 1997 is summarized as follows:

                                       42 or Fewer       43-54          55-62        63 or Greater
                                        Channels        Channels       Channels        Channels       Total
                                       ---------        --------       --------      -------------   -------
     Number of Systems .............      8              3              7               2              20
     Miles of Plant ................      937            4,032          2,583           2,920          10,472
     Basic Subscribers .............      46,900         141,700        68,600          93,100         350,300
     % of Total Basic Subscribers ..      13.4%          40.4%          19.6%           26.6%          100.0%


The Company's total mileage of fiber optic cable increased from approximately 11,500 miles at December 31, 1996 to approximately 23,700 miles at December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

On March 28, 1996, CCE-I purchased its Systems in Illinois from a public limited partnership in liquidation, Cencom Cable Income Partners, L.P.
("CCIP").   The general partner of CCIP is an affiliate of Charter.  As the purchaser of certain of CCIP's cable assets, CCE-I was named as a defendant in a class action lawsuit instituted on October 20, 1995, by certain limited partners of CCIP in the Chancery Court of New Castle County Delaware, presently entitled In re: Cencom Cable Income Partners, L.P. Litigation, Civil Action No. 14634 (the "Action"). The Action names the general partner of CCIP, CCE-I and two other purchasing affiliates identified in the disclosure statement (the "Disclosure Statement") distributed to limited partners of CCIP in connection with the solicitation of consents to the sale of CCIP's systems (the "Sale Transaction"), Charter and certain individual defendants. In January 1997, Defendants filed a Motion for Summary Judgment, which the Court granted in part and denied in part by a Memorandum Opinion dated October 15, 1997, thereby narrowing the remaining issues in the Action. As to claims potentially involving CCE-I, the Court held that issues of fact remain as to whether the Defendants breached the CCIP Partnership Agreement with regard to the Sale Transaction, breached their duty of loyalty with regard to the Sale Transaction and breached their duty of candor by failing to disclose certain information regarding the Sale Transaction in the Disclosure Statement. The Court also narrowed Plaintiffs' damages claim to those concerning failure to properly value the systems as part of the Sale Transaction. In March of 1997, Plaintiffs filed their Motion for Class Certification. In response, on February 25, 1998, Defendants filed a Motion for Judgment on the Pleadings. Based upon, among other things, advice of counsel, the general partner of CCIP and management of CCE-I's general partner believe that the remaining portions of the Consolidated Amended Class Action Complaint are legally inadequate and intend to contest them vigorously. However, management cannot at this time predict the outcome of the Action with any certainty and there can be no assurance that defendants will successfully defeat all of plaintiffs' claims for damages.

Cencom has been named as a defendant in two lawsuits arising out of certain activities conducted prior to the time it was acquired by the Company. On April 15, 1997, a petition was filed, presently captioned Abeles v. Cencom Properties II, Inc., Cause No. CV-97-9292, and two amended petitions were subsequently filed in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of Cencom Cable Income Partners II, L.P. ("CCIP-II") against the CCIP-II's General Partner (Cencom Properties II, Inc.); Cencom Partners, Inc. ("Cencom Partners"), the general partner of Cencom Partners, L.P. ("CPLP"), an investment of CCIP-II; and Cencom. Cencom provided management services to both CCIP-II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and made various misrepresentations in the marketing and sale of CCIP-II limited partnership units and in the management of CCIP-II. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the management of the partnership and punitive damages.

On June 10, 1997, a purported class action was filed in Delaware Chancery Court under the name Wallace, Matthews, Lerner and Roberts v. Wood et al, Case No. 15731, on behalf of the limited partners of CCIP-II, the general partner of CCIP-II ( Cencom Properties II), Cencom (which provided management services to both CCIP-II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994), Charter, the ultimate parent of Cencom Partners and Cencom Properties II, certain other affiliates of Charter, certain individuals, including officers of Charter or Cencom Properties II and certain other unaffiliated parties. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP-II Partnership Agreement in connection with the investment in CPLP, the management of the CCIP-II's assets and the sale of certain CCIP-II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholder's derivation claim. As of December 31, 1997, the damages claimed by the plaintiffs are unspecified.

The Company believes that it is too early in the litigation to assess the likelihood of the outcome of the two lawsuits naming Cencom as a defendant. Cencom intends to vigorously contest the claims in both lawsuits.

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

CCE-I is also involved from time to time in routine legal matters incidental to its business. Management believes that the resolution of such matters will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 1997, the shareholders voted unanimously at the annual shareholders meeting on October 21, 1997 to re-elect the following five directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified:

     Howard L Wood
     Jerald L. Kent
     George E. Matelich
     Thomas R. Wall, IV
     Frank T. Nickell

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Holdings' common stock is held privately by two principal beneficial owners (with a total of 15 holders of record) and is subject to substantial restrictions on transfer. (See "Item 12. Security Ownership of Certain Beneficial Owners and Management." and "Item 13. Certain Relationships and Related Transactions - Stockholders' Agreement.") Thus, there is no established public trading market for Holdings' equity securities. Holdings has not sold any equity securities in the three year period prior to this filing.

During 1996 and 1997, Holdings did not pay any dividends on its common equity. Because of applicable contractual restrictions of the Indenture (and a related subordination agreement), the CCE-I Credit Facility (as hereinafter defined) and the provisions of the CCE-LP Partnership Agreement, no dividends are expected to be paid by Holdings in the future until the Notes, the CCE-I Credit Facility and CCE-II's bank credit facility have been repaid. (See "Item 13. Certain Relationships and Related Transactions. - The Partnership Agreements)

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Company and should be read in conjunction with the financial statements and notes thereto included pursuant to Item 8 of this Form 10-K.



                                         AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                                        -------------------------------------------
                                            1997           1996           1995
                                        -------------  -------------  -------------
STATEMENT OF OPERATIONS DATA:
Service Revenues......................  $169,324,522   $143,023,261   $ 99,689,410
Income (loss) from Operations             11,345,179        733,638     (6,946,137)
Net loss..............................   (39,505,916)   (38,634,050)   (41,761,175)
BALANCE SHEET DATA:
Total assets..........................   706,387,435    744,080,870    666,139,105
Long-term obligations,  including
current maturities....................   581,839,412    572,843,402    447,438,805
Shareholders' investment (deficit)....   (39,901,141)      (395,255)    38,238,825
MISCELLANEOUS DATA:
Ratio of earnings to fixed charges(1)..       --             --             --

(1) Ratio of earnings to fixed charges is calculated using income from continuing operations adding back fixed charges; fixed charges include interest expense and amortization expense for debt issuance costs. Earnings for the years ended December 31, 1997, 1996 and 1995 were insufficient to cover the fixed charges by $39,505,916, $38,634,050, and $41,761,175, respectively. As a result of such insufficiencies, these ratios are not presented above.

ITEM 7. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis covers the operations of Holdings and its consolidated subsidiaries (CAC, Cencom and CCE-I), of which only CCE-I conducts active cable operations. The Company's interest in CCE-II is treated as an equity investment for financial reporting purposes.

SIGNIFICANT ASSET ACQUISITIONS

The Company has operated cable television systems for a limited period of time and had no operations prior to January 1995. The Company completed five acquisitions during the period of January 1995 through November 1996, summarized as follows:


                              Approximate          Location of
           Acquisition Date  Purchase Price  Acquired Subscribers
           ----------------  --------------  -----------------------
           January 1995      $488.2 million  Missouri, Connecticut
           October 1995      $96.0 million   Missouri, Massachusetts
           January 1996      $9.4 million    Missouri
           March 1996        $82.1 million   Illinois
           November 1996     $24.2 million   Missouri


As of the date of this filing, the Partnership had no pending acquisitions or significant asset dispositions.

RESULTS OF OPERATIONS

The following table sets forth the approximate number of basic subscribers and premium subscriptions of CCE-I's Systems as of the dates indicated:


                                   December 31, 1997  December 31, 1996  December 31, 1995
                                   -----------------  -----------------  -----------------
Basic Subscribers:
 Missouri/Illinois Systems                   231,500            223,300            155,100
 Connecticut/Massachusetts Systems           118,800            115,000            111,000
                                   -----------------  -----------------  -----------------
                                             350,300            338,300            266,100
                                   =================  =================  =================
Premium Subscription Units:
 Missouri/Illinois Systems                   120,400            130,100            137,100
 Connecticut/Massachusetts Systems            59,500             64,500             68,400
                                   -----------------  -----------------  -----------------
                                             179,900            194,600            205,500
                                   =================  =================  =================
Homes Passed:
 Missouri/Illinois Systems                   403,500            394,900            277,000
 Connecticut/Massachusetts Systems           141,000            138,700            136,900
                                   -----------------  -----------------  -----------------
                                             544,500            533,600            413,900
                                   =================  =================  =================

The following table summarizes the amounts and the percentage of total revenues for certain items for the periods indicated:


                                                        For The Year Ended December 31,
                            ----------------------------------------------------------------------------
                                      1997                      1996                      1995
                            ------------------------  -----------------------   ------------------------
                                  Amt.          %           Amt.          %           Amt.          %
                            ----------------  ------  ----------------  ------  ----------------  ------
Service Revenues:
 Basic Service                  $112,609,598   66.5        $96,560,920   67.5        $65,075,541   65.3
 Premium Service                  19,987,776   11.8         19,201,801   13.4         15,484,951   15.5
 Other Services                   36,727,148   21.7         27,260,540   19.1         19,128,918   19.2
                            ----------------  -----   ----------------  -----   ----------------  -----
                                 169,324,522  100.0        143,023,261  100.0         99,689,410  100.0
                            ----------------  -----   ----------------  -----   ----------------  -----
Operating Expenses:
 Total Operating and General
   & Administrative               83,374,648   49.2         71,497,861   50.0         48,942,678   49.1
 Management Fees                   6,700,813    4.0          5,034,375    3.5          6,499,167    6.5
 Depreciation & Amortization      67,903,882   40.1         65,757,387   46.0         51,193,702   51.4
                            ----------------  -----   ----------------  -----   ----------------  -----
 Total Operating Expense         157,979,343   93.3        142,289,626   99.5        106,635,547  107.0
                            ----------------  -----   ----------------  -----   ----------------  -----
Income (Loss) from
 Operations                       11,345,179    6.7            733,638    0.5         (6,946,137)  (7.0)
                            ----------------  -----   ----------------  -----   ----------------  -----
Other Income (Expenses):
 Interest Income                      57,030    0.0            164,476    0.1            503,585    0.5
 Interest Expense                (52,999,769) (31.3)       (46,654,020) (32.6)       (35,461,026) (35.6)
 Other, Net                          156,257    0.1         (1,058,271)  (0.7)            41,622    0.0
                            ----------------  -----   ----------------  -----   ----------------  -----
 Other Income (Expense)          (52,786,482) (31.2)       (47,547,815) (33.2)       (34,915,819) (35.0)
                            ----------------  -----   ----------------  -----   ----------------  -----
                                 (41,441,303) (24.5)       (46,814,176) (32.7)       (41,861,956) (42.0)
Equity in Loss of
  Unconsolidated Limited
  Partnerships                   (10,255,675)  (6.1)        (6,302,990)  (4.4)        (1,402,194)  (1.4)

Provision for Income Taxes                 0    0.0                  0    0.0                  0    0.0

Loss from Discontinued
  Operations                               0    0.0         (1,515,558)  (1.1)                 0    0.0

Minority Interest in Loss of
  Subsidiary                      12,191,062    7.2         15,998,674   11.2          1,502,975    1.5
                             ----------------  -----   ----------------  -----   ----------------  -----
Net Loss                        ($39,505,916) (23.3)      ($38,634,050) (27.0)      ($41,761,175) (41.9)
                            ================  =====   ================  =====    ================  =====

FISCAL 1997 TO FISCAL 1996

Revenues. Revenues increased by $26.3 million, or approximately 18.4%, from $143.0 million in fiscal 1996 to $169.3 million in fiscal 1997. Basic service subscribers increased by 12,000 or 3.5% from 338,300 at December 31, 1996 to 350,300 at December 31, 1997. This increase in basic service subscribers was a result of the Company's marketing efforts, which resulted in an increase in the basic penetration rate from 63.4% at December 31, 1996 to 64.3% at December 31, 1997. During 1997, the Company increased the number of homes passed from 533,600 at December 31, 1996 to 544,500 at December 31, 1997 as a result of new construction.

The premium ratio, the ratio determined by dividing the number of premium subscriptions by the number of basic subscribers, decreased from .58 at December 31, 1996 to .51 at December 31, 1997. The Company has begun to offer premium services to customers in a packaged format with a discount from the combined individual retail rates in an effort to maintain and potentially increase the number of premium subscriptions. While revenue from premium subscriptions will continue to be an important source of revenue for the Company, there is concern that the premium ratio may continue to decline over the next few years.


Operating and General and Administrative Expenses. Operating and general and administrative expenses increased by $11.9 million, or approximately 16.6%, from $71.5 million in fiscal 1996 to $83.4 million in fiscal 1997. Operating and general and administrative expenses as a percentage of revenue decreased from 50.0% in fiscal 1996 to 49.2% in fiscal 1997. The Company has been able to achieve certain operating cost efficiencies during 1997 as part of the integration of certain 1996 acquisitions into the Missouri/Illinois Systems. Offsetting these efficiencies were significant increases in programming costs, which the Company believes to be consistent throughout the cable television industry. Programming cost increases are the result of increases in the license fee rates per subscriber paid to the distributors of cable television programming, increases in the Company's subscriber base, and increases in the number of channels of cable television programming provided to customers. The Company anticipates that programming cost increases will continue to be an issue for the next several years.


Management Fees. Management fees increased by $1.7 million from $5.0 million in fiscal 1996 to $6.7 million in fiscal 1997, representing an increase as a percentage of revenue from 3.5% in fiscal 1996 to 4.0% in fiscal 1997. Management services are provided to CCE-I by Charter under a Management Agreement. See "Item 13. Certain Relationships and Related Transactions."


Depreciation and Amortization. Depreciation and amortization expense increased by $2.1 million from $65.8 million fiscal 1996 to $67.9 million in fiscal 1997. The increase in depreciation and amortization is the result of an increased base of property, plant and equipment and franchise costs as a result of acquisitions during 1996, offset by a reduction in amortization expense as a result of the completion of the amortization period for a covenant not to compete entered into in 1995.


Interest Expense. Interest expense increased by $6.3 million, or approximately 13.6%, as a result of an increase in the weighted average balance of debt outstanding in fiscal 1997 versus fiscal 1996, primarily due to additional indebtedness incurred as a result of acquisitions during 1996.


Net Loss. Net loss increased by $0.9 million from fiscal 1996 to fiscal 1997, or approximately 2.3%. Although income from operations increased from $0.7 million in fiscal 1996 to $11.3 million in fiscal 1997, this was more than offset by an increase in interest expense and an increase in equity in loss of unconsolidated limited partnerships.

EBITDA. EBITDA increased by $14.4 million, or approximately 20.1% from $71.5 million in fiscal 1996 to $85.9 million in fiscal 1997, primarily due to an increase in revenues which was partially offset by an increase in systems operating expenses. EBITDA, as a percentage of revenues, increased slightly from 50.0% in fiscal 1996 to 50.8% in fiscal 1997. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA does not include debt obligations, management fees or other significant commitments.

FISCAL 1996 TO FISCAL 1995

Revenues. Revenues increased by $43.3 million, or approximately 43.4%, from $99.7 million in fiscal 1995 to $143.0 million in fiscal 1996. Homes passed increased 28.9% from 413,900 at December 31, 1995 to 533,600 at December 31, 1996. Basic service subscribers increased 27.1% from 266,100 at December 31, 1995 to 338,300 at December 31, 1996. The significant increase in homes passed and subscriber counts resulted primarily from the acquisitions made in 1996.


Operating and General and Administrative Expenses. Operating and general and administrative expenses increased by $22.6 million, or approximately 46.2%, from $48.9 million in fiscal 1995 to $71.5 million in fiscal 1996. These increases for 1996 were due to the additional costs associated with the cable television systems acquired in October 1995, March 1996 and November 1996.


Management Fees. Management fees decreased by $1.5 million, or approximately 23.1% from $6.5 million in fiscal 1995 to $5.0 million in fiscal 1996, representing a decrease, as a percentage of revenues, from 6.5% in fiscal 1995 to 3.5% in fiscal 1996.


Depreciation and Amortization.. Depreciation and amortization expense increased by $14.6 million, or 28.5%, from $51.2 million in fiscal 1995 to $65.8 million in fiscal 1996. There was a significant increase in amortization resulting from the additional costs associated with the cable television systems acquired in October 1995, March 1996 and November 1996. In connection with such acquisitions, the acquired franchises were recorded at fair market value which resulted in a stepped-up basis upon acquisition. In addition, the increase in depreciation and amortization expense occurred as a result of the amortization of certain acquisition-related costs such a legal, accounting and due diligence expenses and deferred debt costs.


Interest Expense. Interest expense increased by $11.2 million, or approximately 31.5% from $35.5 million in fiscal 1995 to $46.7 million in fiscal 1996. This increase resulted primarily from the additional indebtedness incurred in connection with the acquisitions of certain cable television systems in October 1995, March 1996 and November 1996.


Discontinued Operation. CCE-I acquired and began operating a radio station in April 1996. The revenues generated by the radio operation from April 1996 to December 31, 1996 were approximately $1.5 million. The net loss related to this operation during the same period of time was approximately $1.5 million and is classified as a discontinued operation. Subsequent to year-end, CCE-I entered into an agreement to sell the radio operation.


Net Loss. Net loss decreased by approximately $3.2 million from approximately $41.8 million in fiscal 1995 to approximately $38.6 million in fiscal 1996. Significant increases in operating expenses and interest expense were offset by increased revenues and an allocation of CCE-I's loss to a minority interest holder in CCE-I. The increase in revenues that resulted from cable television subscriber growth (including growth from acquisitions during October 1995 and in 1996) was not sufficient to offset the significant costs related to such acquisitions, including a substantial increase in interest expense due to increased borrowings.

EBITDA. EBITDA increased by $20.8 million, or approximately 41.0%, from $50.7 million in fiscal 1995 to $71.5 million in fiscal 1996, due to an increase in revenues which was offset by an increase in systems operating expenses. EBITDA, as a percentage of revenues, decreased slightly from 50.9% in fiscal 1995 to 50.0% in fiscal 1996. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA does not include debt obligations, management fees or other significant commitments.

LIQUIDITY AND CAPITAL RESOURCES

The cable television business has substantial ongoing capital requirements for construction, expansion and maintenance of plant, and for the Company, in particular, additional capital requirements to complete acquisitions. Although no acquisitions were made during 1997, and the Company currently has no pending acquisitions or significant asset sales, subject to the availability of sufficient financing, the Company intends to continue a business strategy which includes selective strategic acquisitions. Historically, the Company has been able to meet its capital requirements through its operating cash flow, equity contributions and available borrowings. The Company expects that it will be able, during the next 12 months, to meet its anticipated debt service, working capital and capital expenditure requirements through its operating cash flow and borrowings under the CCE-I Credit Facility, with future acquisitions, if any, to be financed through borrowings, either presently available under the CCE-I Credit Facility or as a result of amending such facility to allow for increased borrowing capacity. To date the Company has been able to obtain financing on satisfactory terms, although there can be no assurance that this will continue to be the case in the future.

The historical cash flow from operating activities for the Company totaled approximately $48.3 million, $37.0 million and $27.1 million for the years ended December 31, 1997, 1996 and 1995 respectively.

As of December 31, 1997, the Company had total indebtedness of approximately $581.8 million, consisting of $469.2 million outstanding under the CCE-I Credit Facility and approximately $118.9 million outstanding related to the Notes, as described below.

As of December 31, 1997, CCE-I had an aggregate of approximately $462.9 million of indebtedness outstanding and $33.3 million unused and available for borrowing under a credit facility with a group of banks (the "CCE-I Credit Facility"). Availability was reduced by approximately $8.8 million during 1997 as a result of scheduled loan amortization under the facility. CCE-I intends to utilize the CCE-I Credit Facility as it presently exists or as amended in the future to fund capital expenditures and working capital, to acquire additional cable systems and for related strategic acquisitions and for general corporate purposes. Under the CCE-I Credit Facility, cash interest is payable on a monthly and quarterly basis for borrowings outstanding. At December 31, 1997, outstanding borrowings had interest rates ranging between 7.63% and 8.50%, based upon its existing LIBOR contracts and applicable interest rate spreads. The weighted average interest rates and weighted average borrowings were approximately 8.02%, 8.05% and 8.71% and $470.0 million, $425.1 million and $272.9 million, respectively, for the years ended December 31, 1997, 1996 and 1995. A commitment fee of 0.375% per annum is payable on the unused availability of the facility. Borrowings under this facility are collateralized by the assets or partnership interests of Holdings, CAC, Cencom and CCE-LP.

As part of the Company's first acquisition of cable assets in January 1995, Holdings issued $82.0 million of subordinated notes. In connection with a sales of these notes by the original holder in a secondary offering in February 1997, the Company entered into the Indenture and issued to the secondary purchasers Senior Subordinated Notes due 1999 (the "Notes"). Interest accrues on the Notes at an annual rate of 13%, compounded semi-annually on June 30 and December 31, until December 31, 1999. If at December 31, 1999 the principal plus accrued interest is not paid, the annual rate at which interest accrues will increase to 18% and continue to increase by an additional 2% on each successive anniversary date up to a maximum of 26%. The Notes are redeemable at Holdings' option, in whole or in part, at any time without premium or penalty, provided that any such payment of principal shall also include all payments of accrued interest on the principal amount prepaid. There are no mandatory redemption or sinking fund requirements. The Notes are unsecured obligations of Holdings and are subordinate in right and priority to the CCE-I Credit Facility. Except under certain limited circumstances, the ultimate source of repayment for the Notes will be distribution from CCE-I. Although repayment of the

Notes is guaranteed by CAC, Cencom and CCE-LP, the guarantees are subject to additional limitations. (See "Item 13. Certain Relationships and Related Transactions - The Guarantees.") The outstanding balance of principal plus accrued interest at December 31, 1997 was approximately $118.9 million.

CCE-I manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements. The CCE-I Credit Facility requires CCE-I to purchase and maintain interest rate protection on at least 50% of the outstanding principal under the CCE-I Credit Facility, so that the weighted average interest rate protection is not less than 18 months at all dates of determination. CCE-I may enter into interest hedge agreements to satisfy this requirement, provided that the interest rate related thereto shall not exceed by 2% per annum the United States Treasury rate in effect on the date of the agreement for the applicable hedge period. Interest rate swap and cap agreements are accounted for by CCE-I as a hedge of the related debt obligation. As a result, the net settlement amount of any such swap or cap agreement is recorded as an adjustment to interest expense in the period incurred. The effects of CCE-I's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the years ended December 31, 1997, 1996 and 1995.

Capital expenditures for CCE-I (excluding acquisition costs of systems) totaled approximately $40.7 million, $33.9 million and $22.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. These expenditures were primarily for expansion and rebuild of cable plant, converters, office expansion and relocation, upgrade and replacement of service vehicles, and routine maintenance and replacement of cable plant and related equipment. The Company's total mileage of fiber optic cable increased from approximately 11,500 miles at December 31, 1996 to approximately 23,700 miles at December 31, 1997. Capital expenditures for CCE-I for 1998 are anticipated to be between $60.0 million, and $65.0 million and are expected to include maintenance capital expenditures, expansion of the cable plant, converter, land and building renovation costs, new vehicles, test equipment and computer equipment. The remaining capital items will include capitalized labor and capital expenditures required to add new subscribers and to upgrade plant.

CCE-I has insurance covering risks incurred in the ordinary course of business, including general liability, property and business interruption coverage. As is typical in the cable television industry, CCE-I does not maintain insurance covering its underground plant, the cost of which management believes is currently prohibitive. Management believes that CCE-I's insurance coverage is adequate. However, it intends to monitor the insurance markets to attempt to obtain coverage for CCE-I underground plants at reasonable and cost-effective rates.

YEAR 2000 IMPACT

During the fiscal year ended December 31, 1997, the Company began a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

SUPPLEMENTAL ANALYSIS OF OPERATING RESULTS FOR 1997 AND 1996 - UNAUDITED

The following table sets forth certain operating results and statistics for the year ended December 31, 1997 compared to the year ended December 31, 1996. The following dollar amounts are in thousands, except for per subscriber amounts:


                                           For the Year                                       For the Year
                                      Ended December 31, 1997                            Ended December 31, 1996
                                      -----------------------                            -----------------------
                                            (Unaudited)                                        (Unaudited)
                        ---------------------------------------------------    ---------------------------------------------------
                        SYSTEMS ACQUIRED ON   Systems Acquired                 SYSTEMS ACQUIRED ON   Systems Acquired
                        OR BEFORE 1/1/96      After 1/1/96           Actual    OR BEFORE 1/1/96      After 1/1/96            Total
                        -------------------   ----------------       ------    -------------------   ----------------        -----
Service Revenues                   $145,293              $ 24,032   $169,325              $129,359              $ 13,664   $143,023
                           ----------------      ----------------   --------      ----------------      ----------------   --------
Operating Expenses:
 Operating Costs and
  General & Administrative           71,761                11,614     83,375                64,838                 6,660     71,498
                           ----------------      ----------------   --------      ----------------      ----------------   --------
EBITDA (a)                         $ 73,532              $ 12,418   $ 85,950              $ 64,521              $  7,004   $ 71,525
                           ================      ================   ========      ================      ================   ========
EBITDA Margin                          50.6%                 51.7%      50.8%                 49.9%                 51.3%      50.0%
                           ================      ================   ========      ================      ================   ========


Operating Statistical Data, at
 end of Period:


 Revenue per sub                   $  41.41            --              --                 $  38.36            --              --
 Homes passed                       439,000               105,500    544,500               430,900               102,700    533,600
 Basic subscribers                  292,400                57,900    350,300               281,000                57,300    338,300
 Basic penetration                     66.6%                 54.9%      64.3%                 65.2%                 55.8%      63.4%
 Premium subscriptions              153,700                26,200    179,900               166,100                28,500    194,600

(a) EBITDA represents income before interest expense, income taxes, depreciation and amortization, management fees and other income (expense). EBITDA is calculated before payment of management fees so as to be consistent with certain financial terms contained in the revolving credit and term loan facilities. Management believes that EBITDA is a meaningful measure of performance because it is commonly used in the cable television industry to analyze and compare cable television companies on the basis of operating performance, leverage and liquidity. EBITDA is not presented in accordance with generally accepted accounting principles and should not be considered an alternative to, or more meaningful than, operating income or operating cash flows as an indicator of the Partnership's operating performance. EBITDA does not include the Company's debt obligations or other significant commitments.

Results of Operations -  Year Ended December 31, 1997 Versus the Year Ended
                         December 31, 1996 for Systems Acquired On or Before January 1, 1996

The following discussion is provided to show the results of operations on a comparable basis for those systems owned by the Company during the year ended December 31, 1997 versus the year ended December 31, 1996. The comparable analysis includes the results of operations for these systems acquired on or before January 1, 1996, which the Company operated for the entire fiscal years of 1997 and 1996. See "Significant Asset Acquisitions" above for a complete listing of all acquisitions by the Company. Specifically, the systems acquired after January 1, 1996 were the Illinois System and certain subscribers added to the Missouri System.

Service revenues increased by $15.9 million or 12.3% when comparing the revenues for the year ended December 31, 1997 to the results for the comparable systems for the year ended December 31, 1996. This increase is due to a net gain of approximately 11,400 basic subscribers from year end 1996 to year end 1997 and, also, to retail rate increases implemented in certain of the Company's systems. The internal growth for basic subscribers was approximately 4.1% when comparing basic subscribers at December 31, 1997 to December 31, 1996.

Operating expenses increased approximately $6.9 million or 10.7% when comparing the operating expenses for the year ended fiscal 1997 to the results for the comparable systems for fiscal 1996. This increase is primarily due to increases in license fees paid for programming as a result of additional subscribers, new channels launched and increases in the rates paid to the
programming services.   The growth in programming expense is consistent with
industry-wide increases.

The Company experienced growth in operating cash flow (EBITDA) of approximately $9.0 million or 14.0% when comparing the operating cash flow for fiscal 1997 to the results for the comparable systems for fiscal 1996. EBITDA margin increased from 49.9% to 50.6% when comparing the similar periods, primarily due to the revenue increase associated with the growth in basic subscribers, offset partially by increases in license fees paid for programming.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See "Index to Financial Statements and Schedules" on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


During the fiscal year ended December 31, 1997, the Registrants were not involved in any disagreements with its independent certified public accountants on accounting principles or practices or on financial disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets for certain information as of March 15, 1998, with respect to the executive officers, the chief financial officer and directors of Holdings.


      NAME          AGE  POSITION WITH HOLDINGS              YEAR FIRST ELECTED
------------------  ---  ----------------------------------  ------------------
Jerald L. Kent      41   President, Chief Executive Officer  1994
                             and Director

Howard L. Wood      58   Vice Chairman and Director          1994

George E. Matelich  42   Director                            1995

Frank T. Nickell    50   Director                            1995

Thomas R. Wall IV   39   Director                            1995

Barry L. Babcock    51   Chairman                            1994

Kent D. Kalkwarf    38   Senior Vice President and Chief     1995
                             Financial Officer

BUSINESS EXPERIENCE

Mr. Kent has been affiliated with Charter since 1993 and now holds the position of President and Chief Executive Officer. Mr. Kent co-founded Charter Communications Group ("CCG") in 1992. Prior to that time, he was associated with Cencom Cable Associates, Inc. ("CCA") as Executive Vice President and Chief Financial Officer of CCA from 1987 through November 1992.

Mr. Wood has been affiliated with Charter since 1993, now holding the position of Vice Chairman of the Board of Charter. Mr. Wood also co-founded CCG in
1992.   Prior to that time, he was associated with CCA, which he joined in July
1987 as Director; at CCA he held the position of President, Chief Executive Officer and Director from January 1, 1989 to November 1992.

Mr. Matelich has been a Manager Director of Kelso & Company since 1990. Mr. Matelich is also a director of Harris Specialty Chemicals, Inc., Humphreys Inc., MJD Communications, Inc., and a Trustee of The University of Puget Sound.

Mr. Nickell has been President and a director of Kelso & Company since March 1989. He is also a director of The Bear Stearns Companies Inc., Earle M. Jorgensen Company and Peebles, Inc.

Mr. Wall has been a Managing Director of Kelso & Company since 1990. Mr. Wall is also a director of AMF Bowling, Inc., Consolidated Vision Group, Inc., Cygnus Publishing, Inc., Hillside Broadcasting, Inc., IXL Holdings, Inc., Mitchell Supreme Fuel Company, Mosler Inc., Peebles Inc., 21st Century Newspapers, Inc. and TransDigm, Inc.

Mr. Babcock has been affiliated with Charter since 1993 and now holds the position of Chairman of the Board of Charter. Mr. Babcock also co-founded CCG in 1992. Prior to that time, he was associated with CCA as the Executive Vice president of CCA from February 1996 to November 1992, and as Chief Operating Officer of CCA from May 1986 to

November 1992. Mr. Babcock currently serves as Chairman of the Board of Directors of the Cable Television Association (CATA), and serves on the Board of Directors of National Cable Television Association (NCTA) and Mercantile Bank-St. Louis.

Mr. Kalkwarf, a certified public accountant, joined Charter in 1995 and now serves as Senior Vice President and Chief Financial Officer. Previously, Mr. Kalkwarf was a senior tax manager for Arthur Andersen LLP.

The stockholders of Holdings have entered into an agreement regarding the election of directors. See "Item 13. Certain Relationships and Related Transactions - Stockholders' Agreement."

ITEM 11.  EXECUTIVE COMPENSATION

During 1997, none of the executive officers or the chief financial officer of Holdings received any compensation in his or her capacity as an officer or director of Holdings or as an employee of the Systems and none of such individuals expects to receive any compensation in such capacity at any time in the future. Such individuals are compensated by Charter in their capacities as officers and employees of Charter. Charter performs management services for the Company and other companies pursuant to the terms of management agreements including the management agreement between Charter and CCE-I. (See "Item 13. Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 1997, the ownership of Holdings. Kelso and certain other individuals, on the one hand, and Charter, on the other hand, own 85% and 15%, respectively, of the outstanding capital stock of Holdings. As a result of its investment in Holdings, Kelso can exercise effective control over the management and affairs of the Company.

                  Name and Address                                          % of
                of Beneficial Owners                  Type of Interest  Common Stock
----------------------------------------------------  ----------------  ------------

KELSO INVESTMENT ASSOCIATES V, L.P. ("KIA V") (1) ..  Common Stock      85.0%(2)
320 Park Avenue, 24th Floor
New York, New York   10022

CHARTER COMMUNICATIONS, INC. .......................  Common Stock      15.0%
12444 Powerscourt Drive, Suite 400
St. Louis, Missouri   63131

---------------
(1) The General partner of KIA V is Kelso partners V, L.P., the general partners of which are: Frank T. Nickell, George E. Matelich, Thomas R. Wall, IV and Joseph S. Schuchert, all of whom may be deemed to beneficially own all the shares held of record by KIA V, all of whom disclaim such beneficial ownership, and three of whom, Messrs. Nickell, Matelich and Wall, are directors of Holdings.
(2) The percentage of Common Stock includes shares owned by another limited partnership which is an affiliate of KIA V and certain unaffiliated designees of KIA V. KIA V does not beneficially own the shares of Common Stock owned by such designees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

THE PARTNERSHIP AGREEMENTS

The Partnership Agreements of CCE-I and CCE-II each provide for, among other things, distributions to the partners of CCE-I and CCE-II, respectively, in accordance with their respective interests in such partnerships. Accordingly, 97.78% of all distributions by CCE-I and CCE-II will be made to CCE-LP. Through CAC, Holdings has a 1% general partnership interest in CCE-LP and a 1.22% general partnership interest in CCE-I. CCT holds a 1% general partnership interest in CCE-LP and a 1% general partnership interest in CCE-II. Certain distributions as permitted pursuant to the terms of the applicable credit facilities will be made by CCE-I and CCE-II directly to CAC and Cencom, and such amounts may be distributed by CAC and Cencom to Holdings.

Distributions received by CCE-LP from CCE-I and CCE-II, in turn, can be distributed to the partners of CCE-LP pursuant to the terms of the CCE-LP Partnership Agreement. The CCE-LP Partnership Agreement essentially directs the distributions it receives from CCE-I to CAC and Cencom, and directs the distributions received from CCE-II to CCT until the respective partners have received distributions sufficient in amount to cover such partner's non-bank acquisition indebtedness outstanding in connection with acquisition of assets now held by CCE-I and CCE-II, respectively. The Partnership Agreement of CCE-LP provides for, among other things, (i) "Preferred Capital Accounts" for CAC and Cencom, on the one hand, and CCT, on the other hand, the amounts of which correspond to the amounts owing pursuant to the Notes and the seller note executed by CCT in 1995 in connection with CCE-II's acquisition of its California Systems (the "California Note"), respectively; (ii) "Preferred Returns" for those partners with Preferred Capital Accounts, such Preferred Returns to (be equal to the interest accruing during the relevant period on the Notes and the California Note, respectively; and (iii) distributions of cash or other property such that (A) to the extent each of CAC, Cencom and CCT has a positive balance in its Preferred Capital Account, (1) amounts distributed to CCE-LP by CCE-I will be distributed to CAC and Cencom to the extent of and pro rata in accordance with the positive balances in their respective Preferred Capital Accounts and (2) amounts distributed to CCE-LP by CCE-II will be distributed to CCT to the extent of the positive balance in its Preferred Capital Account and (B) to the extent that any partner in CCE-LP has a positive balance in its Preferred Capital Account, distributions will be made to such partner to the extent of and in accordance with such positive Preferred Capital Account balance. Accordingly, while any amounts remain outstanding under both the Notes and the California Note, distributions to CCE-LP from CCE-I will be used solely to make distributions to CAC and Cencom and distributions to CCE-LP from CCE-II will be used solely to make distributions to CCT. If the California Note is repaid prior to payment in full of all amounts payable under the Notes, then all distributions to CCE-LP from both CCE-I and CCE-II will be used to make distributions to CAC and Cencom, and vice versa. Subject to certain restrictions, CCE-LP may establish new CCE-LP subsidiaries from time to time, which could have financing arrangements that result in the sharing with other creditors of distributions to CCE-LP from CCE-II and/or such new CCE subsidiaries. In connection with the creation of new CCE-LP subsidiaries, the CCE-LP Partnership Agreement's distribution provisions may be amended.

THE GUARANTEES

In conjunction with the issuance of the Notes pursuant to the Indenture, each of CAC, Cencom and CCE-LP (collectively, the "Guarantors") has irrevocably guaranteed on a subordinated basis the obligations on the Notes on substantially the same terms as the Indenture. These guarantees are limited by their terms to the proceeds of distributions received by the Guarantors from CCE-I. The CCE-LP guarantee cannot be enforced until the indefeasible repayment in full in cash of and termination of commitments to lend under the CCE-I Credit Facility, the CCE-II bank credit facility, any other senior indebtedness of CCE-II and senior indebtedness of any new CCE-LP subsidiaries. The CAC guarantee and the Cencom guarantee cannot be enforced until the indefeasible repayment in full of and termination of commitments to lend under the CCE-I credit facility.

STOCKHOLDERS' AGREEMENTS

Holdings, Charter and Kelso have entered into a stockholders' agreement ("Stockholders' Agreement") restricting the transfer by Charter and Kelso of the common stock of Holdings held by them except under certain circumstances. The

Stockholders' Agreement provides Charter with certain rights to sell common stock if Kelso sells common stock to a third party, and provides Kelso with certain rights to cause Charter to sell its common stock to a third party if Kelso sells all of its common stock to such third party. Pursuant to the Stockholders' Agreement, Holdings has a right of first refusal to purchase shares in connection with a proposed sale of common stock by Charter to a third party, and Charter has a right of first negotiation pursuant to which it may make an offer to purchase common stock owned by Kelso before Kelso negotiates with a third party with respect to a sale of its common stock. In the event that the management Agreement (defined below) is terminated, or the term of the management Agreement ends without being extended by the parties, Charter has the right to cause Holdings to purchase its shares of common stock, and Holdings has the right to cause Charter to sell its shares of common stock to Holdings. The Stockholders' Agreement provides that, in the event of a sale of all of the common stock of Holdings by Charter and Kelso, or the sale of all of the assets of Holdings, any cash to be paid or distributed to Charter and Kelso shall be allocated based upon the ownership percentages of Charter.

The Stockholders' Agreement provides that, until the earliest of January 18, 2005, the closing of an initial public offering or the termination of the Management Agreement, three of the five members of the board of directors of Holdings will be chosen by KIA V and two will be chosen by Charter.

A separate stockholders' agreement entered into between CCT, Charter and Kelso, is in effect with respect to CCT. This second agreement contains provisions similar to the CCA Stockholders' Agreement with respect to the choice of CCT's directors.

HOLDINGS REGISTRATION RIGHTS AGREEMENT

Holdings, Charter and Kelso have entered into a registration rights agreement ("Registration Rights Agreement") pursuant to which Charter and Kelso have certain rights with respect to the registration of the shares of common stock of Holdings. The Registration Rights Agreement provides that any stockholder that owns 50% or more of the "Registrable Securities" of Holdings (defined as common stock of Holdings beneficially owned by Charter, Kelso or their successors or assignees) has the right to make four requests that Holdings effect registration under the Securities Act of the Registrable Securities held by such stockholder. Kelso owns more than 50% of the stock of Holdings. The Registration Rights Agreement also provides that at any time after an initial public offering of equity securities of Holdings, Charter will have the right to make up to two requests that Holdings effect registration under the Securities Act of any of the Registrable Securities held by Charter. In the event that Holdings proposes to register any of its equity securities under the Securities Act, the Registration Rights Agreement provides that Holdings must give notice to all holders of Registrable Securities and, upon request of any such holder, use its best efforts to effect the registration of the Registrable Securities held by such person, subject to customary cut-back provisions.

CONTINGENT PAYMENT AGREEMENT

Pursuant to an agreement entered into among Cencom Cable Television, Inc. (the "Gaylord Affiliate"), CCE-LP and CCT (the "Contingent Payment Agreement") in connection with the California Note, until such time as the California Note is paid in full, the holder of the California Note is entitled to certain protections upon the occurrence of certain of the following events. The Contingent Payment Agreement provides for payments to be made to the Gaylord Affiliate if the California Note remains unpaid and CCT receives a distribution from CCE-LP, CCE-I or CCE-II that is not used by CCT to pay outstanding principal on the California Note or certain expenses. The Contingent Payment Agreement also provides that if Kelso or Charter sells any equity securities of CCT, or if CCT or Holdings sells any assets, including the partnership interests of either in subsidiary partnerships, then CCE-LP will be required to pay the Gaylord Affiliate an amount determined according to formulas set forth in the Contingent Payment Agreement. The ability of CCE-LP to make any of the foregoing payments to the Gaylord Affiliate is limited by the terms of the Indenture, which precludes certain distributions by CCE-LP and CCE-I until the CCE-I Credit Facility and the Notes are paid in full. The Contingent Payment Agreement further provides that upon an initial public offering by CCT, CCE-LP or Holdings, the Gaylord Affiliate will receive certain amounts of the publicly-offered securities.

MANAGEMENT AGREEMENT

Pursuant to a management agreements entered into between CCE-I and Charter (the "Management Agreement"), Charter is responsible for managing the day-to-day operations of the CCE-I systems. The term of the Management Agreement is 10 years, subject to earlier termination for Cause (as defined in the Management Agreement) or upon the sale of the Systems which are the subject of the Management Agreement. Annual management fees paid to Charter by CCE-I with respect to the year ended December 31, 1997 were $4.8 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-I of approximately $4.0 million, of which $1.9 million was recorded during 1997. The payment of the bonuses payable by CCE-I is deferred until termination of the CCE-I Credit Facility. The base amount of annual management fees pursuant to the CCE-I Management Agreement payable to Charter was $4,845,000 as of December 31, 1997.

CCE-II and Charter are parties to a management agreement, which, like the CCE-I Management Agreement, provides for payment of management fees to Charter.
Annual management fees paid to Charter by CCE-II with respect to the year ended December 31, 1997 were $3.2 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-II of approximately $161,000, $12,000 of which was recorded during 1997. The payment of the bonuses payable by CCE-II is deferred until termination of the CCE-II bank credit facility. The base amount of annual management fees pursuant to the CCE-II Management Agreement payable to Charter was $3.2 million as of December 31, 1997.

TRANSACTION AND ADVISORY FEES

In connection with specific acquisitions and financing transactions by CCE-I and CCE-II, Kelso & Company (an affiliate of Kelso) and Charter are typically each paid financial advisory and investment banking fees. Such fees are calculated as a percentage of the transaction, based upon the size of the transaction. Neither Kelso and Company nor Charter received any investment banking fees during the year ended December 31, 1997 from CCE-I or CCE-II. The financial advisory fees paid to Kelso & Company by CCE-I were approximately $553,000 with respect to the year ended December 31, 1997. The financial advisory fees paid to Kelso & Company by CCE-II were approximately $400,000 with respect to the year ended December 31, 1997.

MANAGEMENT AGREEMENT

Pursuant to a management agreement entered into between CCE-I and Charter (the "Management Agreement"), Charter is responsible for managing the day-to-day operations of the CCE-I systems. The term of the Management Agreement is 10 years, subject to earlier termination for Cause (as defined in the Management Agreement) or upon the sale of the CCE-I systems which are the subject of the Management Agreement. Annual management fees paid to Charter by CCE-I with respect to the year ended December 31, 1997 were $4.8 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-I of approximately $4.0 million, of which $1.9 million was recorded during 1997. The payment of the bonuses payable by CCE-I is deferred until termination of the CCE-I Credit Facility. The base amount of annual management fees pursuant to the CCE-I Management Agreement payable to Charter was $4,845,000 as of December 31, 1997.

CCE-II and Charter are parties to a management agreement, which, like the CCE-I Management Agreement, provides for payment of management fees to Charter.
Annual management fees paid to Charter by CCE-II with respect to the year ended December 31, 1997 were $3.2 million. In addition, as of December 31, 1997, Charter had earned an accrued but unpaid bonus from CCE-II of approximately $161,000, $12,000 of which was recorded during 1997. The payment of the bonuses payable by CCE-II is deferred until termination of the CCE-II bank credit facility. The base amount of annual management fees pursuant to the CCE-II Management Agreement payable to Charter was $3.2 million as of December 31, 1997.

TRANSACTION AND ADVISORY FEES

In connection with specific acquisitions and financing transactions by CCE-I and CCE-II, Kelso & Company (an affiliate of Kelso) and Charter are typically each paid financial advisory and investment banking fees. Such fees are calculated as a percentage of the transaction, based upon the size of the transaction. Neither Kelso and Company nor Charter received any investment banking fees during the year ended December 31, 1997 from CCE-I or CCE-II. The financial advisory fees paid to Kelso & Company by CCE-I were approximately $553,000 with respect to the year ended December 31, 1997. The financial advisory fees paid to Kelso & Company by CCE-II were approximately $400,000 with respect to the year ended December 31, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  1.   Financial Statements:
          See Index to Financial Statements and Schedules on page F-1 of this Report.


    2.    Financial Statement Schedules:
          See Index to Financial Statements and Schedules on page F-1 of this Report.

    3.    Exhibits:
          See Index on Page E-1 of this Report.

(b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                CCA HOLDINGS CORP.


                                By:      /s/ Jerald L. Kent
                                   ---------------------------------
                                   Name:   Jerald L. Kent
                                   Title:  President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature and Title                                               Date
-------------------                                               ----

By:        /s/ Jerald L. Kent                                     March 27, 1998
    -------------------------------------------------
    Jerald L. Kent
    President, Chief Executive Officer and Director

By:        /s/  Howard L. Wood                                    March 27, 1998
    -------------------------------------------------
    Howard L. Wood
    Chairman and Director

By:        /s/ Kent D. Kalkwarf                                   March 27, 1998
    -------------------------------------------------
    Kent D. Kalkwarf
    Senior Vice President and Chief Financial Officer
    (Principal Financial Officer and Principal
    Accounting Officer)

By:        /s/ George E. Matelich                                 March 27, 1998
    -------------------------------------------------
    George E. Matelich
    Director

By:        /s/ Frank T. Nickell                                   March 27, 1998
    -------------------------------------------------
    Frank T. Nickell
    Director

By:        /s/ Thomas R. Wall IV
    -------------------------------------------------             March 27, 1998
    Thomas R. Wall IV
    Director

                              CCA HOLDINGS CORP.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                                                                            Page
                                                                                                                            ----
CCA HOLDING CORP. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                                F-2
     Consolidated Balance Sheets as of December 31, 1997 and 1996                                                            F-3
     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995                              F-5
     Consolidated Statements of Shareholders' Investment (Deficit) for the years ended December 31, 1997, 1996 and 1995      F-6
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                              F-7
     Notes to Consolidated Financial Statements                                                                              F-9

CCA ACQUISITION CORP. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                               F-23
     Consolidated Balance Sheets as of December 31, 1997 and 1996                                                           F-24
     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995                             F-26
     Consolidated Statements of Shareholder's Investment (Deficit) for the years ended December 31, 1997, 1996 and 1995     F-27
     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                             F-28
     Notes to Consolidated Financial Statements                                                                             F-30

CENCOM CABLE ENTERTAINMENT, INC. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                               F-44
     Balance Sheets as of December  31, 1997 and 1996                                                                       F-45
     Statements of Operations for the years ended December 31, 1997, 1996 and 1995                                          F-46
     Statements of Shareholder's Investment (Deficit) for the years ended December 31, 1997, 1996 and 1995                  F-47
     Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                                          F-48
     Notes to Financial Statements                                                                                          F-49

CHARTER COMMUNICATIONS ENTERTAINMENT, L.P. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                               F-55
     Balance Sheets as of December  31, 1997 and 1996                                                                       F-56
     Statements of Operations for the years ended December 31, 1997, 1996 and 1995                                          F-57
     Statements of Partners' Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995                         F-58
     Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                                          F-59
     Notes to Financial Statements                                                                                          F-60

CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                               F-66
     Balance Sheets as of December  31, 1997 and 1996                                                                       F-67
     Statements of Operations for the years ended December 31, 1997, 1996 and 1995                                          F-68
     Statements of Partners' Capital (Deficit) for the years ended December 31, 1997, 1996 and 1995                         F-69
     Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995                                          F-70
     Notes to Financial Statements                                                                                          F-72

CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P. FINANCIAL STATEMENTS:
     Report of Independent Public Accountants                                                                               F-83
     Balance Sheets as of December  31, 1997 and 1996                                                                       F-84
     Statements of Operations for the years ended December 31, 1997, and 1996 and the period from inception
        (April 20, 1995) to December 31, 1995                                                                               F-85
     Statements of Partners' Capital (Deficit) for the years ended December 31, 1997, and 1996 and
        the period from inception (April 20, 1995) to December 31, 1995                                                     F-86
     Statements of Cash Flows for the years ended December 31, 1997, and 1996 and the period from inception
        (April 20, 1995) to December 31, 1995                                                                               F-87
     Notes to Financial Statements                                                                                          F-89

FINANCIAL STATEMENT SCHEDULES FOR ENTITIES LISTED ABOVE:
     None Required.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To CCA Holdings Corp.:


We have audited the accompanying consolidated balance sheets of CCA Holdings Corp. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' investment (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCA Holdings Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 6, 1998

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996



                                                                 1997                1996
                                                   ------------------  ------------------
                                  ASSETS
                                  ------

CURRENT ASSETS:
 Cash and cash equivalents                         $        2,595,272  $        2,934,939
 Accounts receivable, net of allowance for
  doubtful accounts of $454,097 and $371,166                5,305,049           5,465,750
 Prepaid expenses and other                                   754,073             490,443
 Net assets of discontinued operation                               -             108,827
                                                   ------------------  ------------------
  Total current assets                                      8,654,394           8,999,959
                                                   ------------------  ------------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, net                       204,645,667         206,351,379
 Franchise costs, net of accumulated amortization
  of $87,601,155 and $51,761,758                          414,800,499         439,232,345
                                                   ------------------  ------------------
                                                          619,446,166         645,583,724
                                                   ------------------  ------------------
OTHER ASSETS, net                                          10,472,734           9,667,356
                                                   ------------------  ------------------
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS          67,814,141          78,069,816
                                                   ------------------  ------------------
NET NONCURRENT ASSETS OF DISCONTINUED OPERATION                     -           1,760,015
                                                   ------------------  ------------------
                                                   $      706,387,435  $      744,080,870
                                                   ==================  ==================

(Continued on the following page)

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                                  (Continued)



                                                               1997                 1996
                                                 ------------------   ------------------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                   --------------------------------------------------
CURRENT LIABILITIES:
Current maturities of long-term debt             $       25,625,000   $        5,880,000
Accounts payable and accrued expenses                    23,897,249           18,890,302
Subscriber deposits                                         452,642              473,601
Payables to manager of cable television systems           1,014,710            2,245,009
Other current liabilities                                         -            1,401,951
                                                 ------------------   ------------------
 Total current liabilities                               50,989,601           28,890,863
                                                 ------------------   ------------------
DEFERRED REVENUE                                          1,465,287              708,339
                                                 ------------------   ------------------
DEFERRED INCOME TAXES                                    55,500,000           55,500,000
                                                 ------------------   ------------------
LONG-TERM DEBT, less current maturities                 437,295,000          462,120,000
                                                 ------------------   ------------------
DEFERRED MANAGEMENT FEES                                  4,036,987            2,140,140
                                                 ------------------   ------------------
NOTE PAYABLE                                             82,000,000           82,000,000
                                                 ------------------   ------------------
ACCRUED INTEREST ON NOTE PAYABLE                         36,919,412           22,843,402
                                                 ------------------   ------------------
MINORITY INTEREST IN SUBSIDIARY                          78,082,289           90,273,351
                                                 ------------------   ------------------
SHAREHOLDERS' INVESTMENT (DEFICIT):
Class A Voting Common Stock, $.01 par value,
100,000 shares authorized; 75,515 shares
issued and outstanding                                          755                  755
Class B Voting Common Stock, $.01 par value,
20,000 shares authorized; 4,300 shares issued
and outstanding                                                  43                   43
Class C Non-Voting Common Stock, $.01 par
value, 5,000 shares authorized; 185 shares
issued and outstanding                                            2                    2
Additional paid-in capital                               79,999,200           79,999,200
Accumulated deficit                                    (119,901,141)         (80,395,225)
                                                 -------------------  -------------------
 Total shareholders' investment (deficit)               (39,901,141)            (395,225)
                                                 -------------------  -------------------
                                                 $      706,387,435   $      744,080,870
                                                 ==================   ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                        1997                 1996                 1995
                                                               ------------------   ------------------   ------------------
SERVICE REVENUES                                               $      169,324,522   $      143,023,261   $       99,689,410
                                                               -------------------  ------------------   ------------------
EXPENSES:
  Operating costs                                                      66,935,944           59,869,348           41,800,111
  General and administrative                                           16,438,704           11,628,513            7,142,567
  Depreciation and amortization                                        67,903,882           65,757,387           51,193,702
  Management and financial advisory service fees -
    related parties                                                     6,700,813            5,034,375            6,499,167
                                                               ------------------   ------------------   ------------------
                                                                      157,979,343          142,289,623          106,635,547
                                                               ------------------   ------------------   ------------------
              Income (loss) from continuing operations                 11,345,179              733,638           (6,946,137)
                                                               ------------------   ------------------   ------------------
OTHER INCOME (EXPENSE):
  Interest income                                                          57,030              164,476              503,585
  Interest expense                                                    (52,999,769)         (46,654,019)         (35,461,026)
  Other, net                                                              156,257           (1,058,271)              41,622
                                                               ------------------   ------------------   ------------------
                                                                      (52,786,482)         (47,547,814)         (34,915,819)
                                                               ------------------   ------------------   ------------------
              Loss before equity in loss of
                unconsolidated limited partnerships,
                provision for income taxes, loss from
                discontinued operation and minority
                interest in loss of subsidiary                        (41,441,303)         (46,814,176)         (41,861,956)


EQUITY IN LOSS OF UNCONSOLIDATED LIMITED
PARTNERSHIPS                                                          (10,255,675)          (6,302,990)          (1,402,194)
                                                               ------------------   ------------------   ------------------
              Loss before provision for income taxes,
                loss from discontinued operation and
                minority interest in loss of subsidiary               (51,696,978)         (53,117,166)         (43,264,150)


PROVISION FOR INCOME TAXES                                                      -                    -                    -
                                                               ------------------   ------------------   ------------------
              Loss before loss from discontinued
                operation and minority interest in loss
                of subsidiary                                         (51,696,978)         (53,117,166)         (43,264,150)


LOSS FROM DISCONTINUED OPERATION                                                -           (1,515,558)                   -
                                                               ------------------   ------------------   ------------------
              Loss before minority interest in loss of
              subsidiary                                              (51,696,978)         (54,632,724)         (43,264,150)


MINORITY INTEREST IN LOSS OF SUBSIDIARY                                12,191,062           15,998,674            1,502,975
                                                               ------------------   ------------------   ------------------
              Net loss                                         $      (39,505,916)  $      (38,634,050)  $      (41,761,175)
                                                               ==================   ==================   ==================

 The accompanying notes are an integral part of these consolidated statements.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT (DEFICIT)

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                          Additional
                                               Common      Paid-In           Accumulated
                                                Stock      Capital             Deficit              Total
                                              -------  ----------------  -------------------  -----------------
BALANCE, January 1, 1995                      $     -     $           -     $             -      $           -

  Issuance of common stock                        800        79,999,200                   -         80,000,000
  Net loss                                          -                 -         (41,761,175)       (41,761,175)
                                              -------     -------------     ---------------      -------------
BALANCE, December 31, 1995                        800        79,999,200         (41,761,175)        38,238,825
  Net loss                                          -                 -         (38,634,050)       (38,634,050)
                                              -------     -------------     ---------------      -------------
BALANCE, December 31, 1996                        800        79,999,200         (80,395,225)          (395,225)
  Net loss                                          -                 -         (39,505,916)       (39,505,916)
                                              -------     -------------     ---------------      -------------
BALANCE, December 31, 1997                    $   800     $  79,999,200     $  (119,901,141)     $ (39,901,141)
                                              =======     =============     ===============      =============

 The accompanying notes are an integral part of these consolidated statements.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997                 1996                1995
                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                             $      (39,505,916)  $      (38,634,050)  $      (41,761,175)
 Adjustments to reconcile net loss to net cash
  provided  by operating activities-
    Depreciation and amortization                             67,903,882           65,757,387           51,193,702
    Amortization of debt issuance costs                        1,193,634                    -                    -
    (Gain) loss on sale of property, plant and
      equipment                                                 (156,257)           1,256,945                    -
    Loss from discontinued operation                                   -            1,515,558                    -
    Equity in loss of unconsolidated limited
     partnerships                                             10,255,675            6,302,990            1,402,194
    Minority interest in loss of subsidiary                  (12,191,062)         (15,998,674)          (1,502,975)
    Changes in assets and liabilities, net of
     effects from  acquisitions-
       Accounts receivable, net                                  160,701           (1,748,468)          (1,387,654)
       Prepaid expenses and other                               (263,630)             279,406             (250,428)
       Accounts payable and accrued expenses                   5,006,947            4,429,157            4,249,587
       Subscriber deposits                                       (20,959)            (257,062)             (11,303)
       Payables to manager of cable television
         systems, including deferred management
         fees                                                    666,548              462,620            3,922,529
       Other current liabilities                              (1,401,951)           1,401,951                    -
       Deferred revenue                                          525,790             (144,748)             780,612
       Accrued interest on note payable                       14,076,010           12,404,597           10,438,805
                                                      ------------------   ------------------   ------------------
       Net cash provided by operating activities              46,249,412           37,027,609           27,073,894
                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                  (40,724,243)         (33,898,020)         (22,023,524)
 Proceeds from sale of property, plant and equipment             260,924              986,359                    -
 Payments for acquisitions, net of cash acquired                       -         (122,017,267)        (523,679,458)
 Other investing activities                                     (763,362)            (820,827)          (1,652,067)
 Investment in unconsolidated limited partnerships                     -                    -          (85,775,000)
 Minority investment in subsidiary                                     -                    -          107,775,000
                                                      ------------------   ------------------   ------------------
       Net cash used in investing activities                 (41,226,681)        (155,749,757)        (525,355,049)
                                                      ------------------   ------------------   ------------------

                       (Continued on the following page)

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (Continued)



                                                                  1997              1996                  1995
                                                          ----------------   ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt issuance costs                           $      (282,398)  $       (2,773,844)  $       (7,287,914)
 Borrowings under revolving credit and term loan
   facility                                                     22,900,000          120,500,000          355,000,000
 Payments of revolving credit and term loan facility           (27,980,000)          (7,500,000)                   -
 Borrowings under note payable                                           -                    -           82,000,000
 Issuance of common stock                                                -                    -           80,000,000
                                                          ----------------   ------------------   ------------------
           Net cash provided by (used in) financing
            activities                                          (5,362,398)         110,226,156          509,712,086
                                                          ----------------   ------------------   ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                      (339,667)          (8,495,992)          11,430,931

CASH AND CASH EQUIVALENTS, beginning of year                     2,934,939           11,430,931                    -
                                                          ----------------   ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                    $      2,595,272   $        2,934,939   $       11,430,931
                                                          ================   ==================   ==================
CASH PAID FOR INTEREST                                    $     34,980,126   $       33,921,715   $       22,907,403
                                                          ================   ==================   ==================
CASH PAID FOR TAXES, net of refunds                       $              -   $                -   $                -
                                                          ================   ==================   ==================

 The accompanying notes are an integral part of these consolidated statements.

                      CCA HOLDINGS CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

CCA Holdings Corp. (CCA Holdings) was formed on November 17, 1994. CCA Holdings commenced operations in January 1995 in connection with consummation of the Crown Transaction (as defined below). The accompanying consolidated financial statements include the accounts of CCA Holdings; its wholly-owned subsidiary, CCA Acquisition Corp. (CAC); CAC's wholly-owned subsidiary, Cencom Cable Entertainment, Inc. (CCE); and Charter Communications Entertainment I, L.P. (CCE-I), which is controlled by CAC through its general partnership interest (collectively referred to as the "Company"). CCA Holdings is approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of CCE-I's cable television systems (see Note 11). All material intercompany transactions and balances have been eliminated.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). Effective September 30, 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CCA Holdings owns a 55% interest and CCT Holdings owns a 45% interest in the operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CCA Holdings.

As of December 31, 1997, CCE-I provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri and New Hampshire.

Cash Equivalents

Cash equivalents at December 31, 1997 and 1996, consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a residence are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement costs and betterments are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful life of the related asset as follows:


                Cable distribution systems             5-15 years
                Buildings and leasehold improvements     15 years
                Premium subscription units              3-5 years
                Vehicles and equipment                  3-5 years


During 1997, CCE-I shortened the estimated useful lives of certain property, plant and equipment for depreciation purposes. As a result, an additional $4,631,000 of depreciation was recorded during 1997.

Franchise Costs

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets at date of acquisition and are amortized using the straight-line method over 15 years.

Other Assets, net

Organizational expenses are being amortized using the straight-line method over five years. Debt issuance costs are being amortized over the term of the debt.

Impairment of Assets

If the facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable, the carrying value of such asset is reduced to its estimated fair value.

Investment in Unconsolidated Limited Partnerships

CCA Holdings has a 1% general partnership interest and a 54% limited partnership interest in Charter Communications Entertainment, L.P. (CCE, L.P.). CCT Holdings has a 1% general partnership interest and a 44% limited partnership interest in CCE, L.P. CCE, L.P. has a 97.78% limited partnership interest in both CCE-I and CCE-II. CCA Holdings' interest in CCE, L.P., together with its 1.22% general partnership interest in CCE-I and its 1.22% limited partnership interest in CCE-II, provide CCA Holdings with a 55% interest in both CCE-I and CCE-II. CCT Holdings, owns the remaining 45% interest in both CCE-I and CCE-II, including a 1% general partnership interest in CCE-II. CCE-II is controlled by CCT Holdings through its general partnership interest in CCE-II and provisions in CCE-II's partnership agreement and CCE, L.P. is jointly controlled by the Company and CCT Holdings through their general partnership interests in CCE, L.P. and provisions in CCE, L.P.'s partnership agreement; therefore, CCA Holdings' investment in CCE-II is accounted for using the equity method. Under this method, the investment in CCE-II is originally recorded at cost and is subsequently adjusted to recognize CCA Holdings' share of net earnings or losses as they occur and distributions when received.

Service Revenues

Cable service revenues are recognized when the related services are provided.

Installation service revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system. No installation service revenue has been deferred as of December 31, 1997 and 1996, as direct selling costs have exceeded installation service revenues.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as Service revenues.

Other Income (Expense)

Other, net includes gain and loss on disposition of property, plant and equipment and other miscellaneous income and expense items, which are not directly related to the Company's primary business. A loss of $1,256,945 was recognized on the sale of two buildings for the year ended December 31, 1996.

Interest Rate Hedge Agreements

CCE-I manages fluctuations in interest rates by using interest rate hedge agreements, as required by its debt agreement. The interest rate swaps, caps and collars are being accounted for as hedges of the debt obligation, and accordingly, the net settlement amount is recorded as an adjustment to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

CCE-I's interest rate swap agreements require CCE-I to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by CCE-I to reduce the impact of rising interest rates on floating rate debt.

CCE-I's participation in interest hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. The interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes."

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

2. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Effective September 30, 1995, CCT Holdings acquired certain assets from Gaylord for approximately $340.9 million, which included cable television systems in California. As described above, these assets were contributed to CCE-II. To finance the acquisition, CCE-II entered into a revolving credit and term loan facility and CCT Holdings executed a subordinated seller note to Gaylord (the "Gaylord Note").

Summary financial information of CCE-II as of December 31, 1997 and 1996, and for the years then ended and for the period from inception (April 20, 1995) to December 31, 1995, which is not consolidated with the operating results of the Company, is as follows:


                                                                               As of December 31
                                                                   -----------------------------------------
                                                                              1997                1996
                                                                   -------------------   -------------------
          Current assets                                            $        5,482,625    $       10,904,830
          Noncurrent assets - primarily  investment in
            cable television properties                                    362,850,452           338,316,421
                                                                   -------------------    ------------------
                         Total assets                               $      368,333,077    $      349,221,251
                                                                    ==================    ==================
          Current liabilities                                       $       14,269,423    $       12,949,304
          Long-term debt                                                   228,500,000           194,000,000
          Other long-term liabilities                                       29,888,353            27,949,964
          Partners' capital                                                 95,675,301           114,321,983
                                                                    ------------------    ------------------
                         Total liabilities and partners' capital    $      368,333,077    $      349,221,251
                                                                    ==================    ==================

                                                                                       Period Ended December 31
                                                                   ---------------------------------------------------------------
                                                                             1997                 1996                  1995
                                                                   -------------------   -------------------   -------------------
          Service revenues                                          $       96,659,228    $       90,368,332   $        21,156,209
                                                                    ===================   ==================   ===================
          Income from operations                                    $        1,603,828    $        5,039,834   $           983,638
                                                                    ==================    ==================   ===================
          Net loss                                                  $      (18,646,682)   $      (11,459,982)  $        (3,458,535)
                                                                    ==================    ==================   ===================

As of December 31, 1997, CCE-II provided cable television service to approximately 173,000 basic subscribers in southern California.

3. COMMON STOCK:

The Class A Voting Common Stock (Class A Common Stock) and Class C Non-Voting Common Stock (Class C Common Stock) have certain preferential rights upon liquidation of CCA Holdings. In the event of liquidation, dissolution or "winding up" of CCA Holdings, holders of Class A and Class C Common Stock are entitled to a preference of $1,000 per share. After such amount is paid, holders of Class B Voting Common Stock (Class B Common Stock) are entitled to receive $1,000 per share. Thereafter, Class A and Class C shareholders shall ratably receive the remaining proceeds.

If upon liquidation, dissolution or "winding up" the assets of CCA Holdings are insufficient to permit payment to Class A and Class C shareholders for their full preferential amounts, all assets of CCA Holdings shall then be distributed ratably to Class A and Class C shareholders. Furthermore, if the proceeds from liquidation are inadequate to pay Class B shareholders their full preferential amounts, the proceeds are to be distributed on a pro rata basis to Class B shareholders.

Upon the occurrence of any Conversion Event (as defined within the Amended and Restated Certificate of Incorporation) Class C shareholders may convert any or all of their outstanding shares into the same number of Class A Common Stock. Furthermore, CCA Holdings may automatically convert outstanding Class C shares into the same number of Class A shares.

CCA Holdings is restricted from making cash dividends on its common stock until the balance outstanding under the HC Crown Note (as defined in Note 8) is repaid.

Charter and Kelso entered into a Stockholders' Agreement providing for certain restrictions on the transfer, sale or purchase of CCA Holdings' Common Stock.

4. ACQUISITIONS:

In 1995, CCE-I acquired cable television systems in two separate transactions for an aggregate purchase price, net of cash acquired, of approximately $579.2 million. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the dates of acquisition was $391.7 million and is included in Franchise costs.

In 1996, CCE-I acquired cable television systems in three separate transactions for an aggregate purchase price, net of cash acquired, of approximately $122.0 million. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the dates of acquisition was $100.2 million and is included in Franchise costs.

These acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the respective dates of acquisition.

The following are the unaudited pro forma operating results as though the 1996 acquisitions by CCE-I had been made on January 1, 1996, with pro forma adjustments to give effect to amortization of franchise costs, interest expense and certain other adjustments. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.


                                            Year Ended
                                            December 31,
                                               1996
                                           ------------
                                            (Unaudited)
         Service revenues                  $151,548,000
         Income from operations               1,439,000
         Net loss                           (40,297,000)

5. PROPERTY, PLANT AND EQUIPMENT, net:

Property, plant and equipment, net consists of the following at December 31:


                                                                                   1997                1996
                                                                          ------------------   ------------------
               Cable distribution systems                                 $      215,261,554   $      186,885,508
               Land, buildings and leasehold improvements                         14,186,428           17,135,488
               Premium subscription units                                         32,833,036           27,097,454
               Vehicles and equipment                                             16,569,801           14,784,041
               Construction-in-progress                                              172,851            3,243,405
                                                                          ------------------   ------------------
                                                                                 279,023,670          249,145,896
               Less-  Accumulated depreciation                                   (74,378,003)         (42,794,517)
                                                                          -------------------  -------------------
                                                                          $      204,645,667   $      206,351,379
                                                                          ===================  ===================

6. OTHER ASSETS, net:

Other assets, net consists of the following at December 31:


                                                                                 1997            1996
                                                                          ----------------  --------------
               Debt issuance costs, net of accumulated amortization of
                $2,872,754 and $1,656,817, respectively                   $      7,471,402  $    8,404,941
               Note receivable                                                   2,100,000               -
               Organizational expenses, net of accumulated amortization
                of $920,899 and $574,589, respectively                             661,090         965,489
               Brokerage commissions, net of accumulated
               amortization of $76,341 and $13,459, respectively                   240,242         296,926
                                                                          ----------------  --------------
                                                                          $     10,472,734  $    9,667,356
                                                                          ================  ==============

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                                                                1997              1996
                                                                          ----------------  ----------------
               Capital expenditures                                       $        941,285  $      3,482,531
               Accrued salaries and related benefits                             2,218,276         1,613,024
               Accounts payable                                                  2,963,548         1,763,895
               Programming expenses                                              3,106,929         2,726,803
               Franchise fees                                                    3,659,032         3,187,335
               Accrued interest                                                  5,338,313         2,442,525
               Other                                                             5,669,866         3,674,189
                                                                          ----------------  ----------------
                                                                          $     23,897,249  $     18,890,302
                                                                          ================  ================

8. NOTE PAYABLE:

In connection with the Crown Transaction, the Company entered into an $82.0 million senior subordinated loan agreement with a subsidiary of Hallmark, HC Crown Corp., and pursuant to such loan agreement issued a senior subordinated note (the "HC Crown Note"). The HC Crown Note is an unsecured obligation. The HC Crown Note is limited in aggregate principal amount to $82.0 million and has a stated maturity date of December 31, 1999 (the "Stated Maturity Date"). Interest accrues at 13% per annum, compounded semiannually, but is not due and payable until the Stated Maturity Date. If principal plus accrued interest is not paid at the Stated Maturity Date, or if there are any other events of default, the annual rate at which interest accrues will initially increase to 18% and will increase by an additional 2% on each successive anniversary of the Stated Maturity Date (up to a maximum of 26%) until the HC Crown Note is repaid; in addition, a 3% default rate of interest can, in certain instances, be in effect simultaneously with the stated rate of interest in the HC Crown Note. The HC Crown Note is redeemable in whole or in part at the option of the Company at any time, without premium or penalty, provided that accrued interest is paid on the portion of the HC Crown Note so redeemed.

Borrowings under the HC Crown Note are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt (excluding the HC Crown Note) to adjusted consolidated annualized operating cash flow, as defined, not to exceed 6.75 to 1 at December 31, 1997. In addition to the subordination in right of payment provisions contained in the HC Crown Note, the HC Crown Note is subject to a subordination agreement in favor of senior bank debt of CCE-I. Pursuant to the subordination agreement, substantially all rights and remedies under the HC Crown Note, including the rights to accelerate the maturity upon an event of default (including a payment of default), are suspended until the obligations under the Credit Agreement (as defined herein) are paid in full.

The HC Crown Note is subordinated to the Credit Agreement. Pursuant to the terms of the Credit Agreement, payments on the HC Crown Note are prohibited until the indefeasible payment in full in cash, and the termination of commitments to lend under the Credit Agreement. The HC Crown Note will not have the benefit of any distributions from CCE-II until repayment in full of CCE-II's credit facility and the Gaylord Note.

The obligations owing on the HC Crown Note are guaranteed by CAC, CCE and CCE, L.P. (collectively referred to as the "Guarantors"). The CCE, L.P. guarantee cannot be enforced until the repayment in full and termination of the Credit Agreement (as defined herein) and the CCE-II credit facility. The CAC and CCE guarantees cannot be enforced until the repayment in full and termination of the Credit Agreement. The guarantees, by their terms, are limited to the proceeds of distributions received from CCE-I, and income, if any, generated by the Guarantors. CCA Holdings and the Guarantors are dependent primarily upon distributions from CCE-I to service the HC Crown Note.

9. LONG-TERM DEBT:

Long-term debt consists of the following at December 31:


                                   1997                 1996
                           ------------------   ------------------
Credit Agreement:
  Term loans               $      274,120,000   $      280,000,000
  Fund loans                       85,000,000           85,000,000
  Revolving credit facility       103,800,000          103,000,000
                           -------------------  -------------------
                                  462,920,000          468,000,000
  Less-  Current maturities       (25,625,000)          (5,880,000)
                           -------------------  -------------------
                           $      437,295,000   $      462,120,000
                           ===================  ===================

CCE-I maintains a credit agreement (the "Credit Agreement"), which terminates in June 2004, with a consortium of banks for borrowings up to $505.0 million, consisting of a revolving credit facility of $140.0 million, term loans totaling $280.0 million and fund loans totaling $85.0 million. The debt bears interest, at CCE-I's option, at rates based upon the Base Rate, as defined in the Credit Agreement, LIBOR or prevailing bid rates of certificates of deposit plus the applicable margin based upon CCE-I's leverage ratio at the time of the borrowings. The variable interest rates ranged from 7.63% to 8.50% and 7.63% to 8.38% at December 31, 1997 and 1996, respectively.

Borrowings under the Credit Agreement are collateralized by the assets of CCE-I. In addition, CAC, CCE and CCT Holdings have pledged their partnership interests as additional security.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 6.0 to 1 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement.

Commencing September 30, 1997, and at the end of each calendar quarter thereafter, available borrowings under the revolving credit facility shall be reduced on an annual basis by 9.0% in 1998, 12.0% in 1999, 12.3% in 2000, 16.5%
in 2001 and 20.3% in 2002.

In addition to the foregoing, effective April 30, 1999, and on each April 30th thereafter, CCE-I is required to make a repayment of principal of the term loans and fund loans (pro rata) in an amount equal to 75% of Annual Excess Cash Flow, as defined in the Credit Agreement, for the preceding year if the leverage ratio is greater than 5.5 to 1, or 50% of Annual Excess Cash Flow if the leverage ratio is less than 5.5 to 1.

Based upon outstanding indebtedness at December 31, 1997, and the amortization of term loans and fund loans, and scheduled reductions in available borrowings described above, aggregate future principal payments on the Credit Agreement at December 31, 1997, are as follows:


                   Year                               Amount
                   ----                         ------------------
                   1998                         $       25,625,000
                   1999                                 34,025,000
                   2000                                 48,440,000
                   2001                                 70,150,000
                   2002                                 85,900,000
                   Thereafter                          198,780,000
                                                ------------------
                                                $      462,920,000
                                                ==================

10. FAIR VALUE OF FINANCIAL INSTRUMENTS:

A summary of debt and the related interest rate hedge agreements at December 31, 1997 and 1996, is as follows:


                                                                          1997
                                                 -----------------------------------------------------------
                                                     Carrying              Notional                Fair
                                                      Value                Amount                 Value
                                                 --------------------  --------------------  ---------------
Debt
----
Credit Agreement                                    $462,920,000           $         -         $462,920,000
HC Crown Note (including accrued interest)           118,919,412                     -          118,587,000

Interest Rate Hedge Agreements
------------------------------
Swaps                                                          -           230,000,000             (499,883)
Caps                                                           -           120,000,000                  891
Collars                                                        -           120,000,000             (229,282)

                                                                          1996
                                            ----------------------------------------------------------------
                                                  Carrying              Notional                Fair
                                                   Value                Amount                 Value
                                            --------------------  --------------------  --------------------
Debt
----
Credit Agreement                                    $468,000,000           $         -         $468,000,000
HC Crown Note (including accrued interest)           104,843,402                     -           89,500,000

Interest Rate Hedge Agreements
------------------------------
Swaps                                                          -           150,000,000            1,005,654
Caps                                                           -           100,000,000               28,111

As the CCE-I Credit Agreement bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1997 and 1996. Fair value of the HC Crown Note is based upon trading activity at December 31, 1997 and 1996.

The weighted average interest pay rates for interest rate swap agreements were 7.78% and 7.61% at December 31, 1997 and 1996, respectively. The weighted average interest rate for interest rate cap agreements was 8.49% at December 31, 1997 and 1996. The weighted average interest rates for interest rate collar agreements were 9.04% and 7.53% for the cap and floor components, respectively, at December 31, 1997.

The notional amounts of interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of CCE-I's exposure through its use of interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The fair value of interest rate hedge agreements generally reflects the estimated amounts that CCE-I would receive or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for CCE-I's interest rate hedge agreements.

Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. CCE-I has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of CCE-I.

11. RELATED-PARTY TRANSACTIONS:

Charter provides management services to CCE-I under the terms of a contract which provides for annual base fees equal to $4,845,000 as of December 31, 1997 and 1996, respectively, per annum plus an additional fee equal to 30% of the excess, if any, of operating cash flow (as defined in the management agreement) over the projected operating cash flow for the year. Payment of the additional fee is deferred until termination of the Credit Agreement due to restrictions provided within the Credit Agreement. Deferred management fees bear interest at 8.0% per annum. The additional fees for the years ended December 31, 1997, 1996 and 1995, totaled approximately $1,897,000, $1,137,000 and $1,003,000, respectively. In addition, CCE-I receives financial advisory services from an affiliate of Kelso, under terms of a contract which provides for fees equal to $552,500 at December 31, 1997 and 1996, respectively, per annum. These agreements were amended during 1996 and 1995 in conjunction with each acquisition of cable television systems to increase the annual base fees for Charter and Kelso. Expenses recognized by CCE-I under these contracts during 1997, 1996 and 1995 were $6,700,813, $5,034,375 and $6,499,167, respectively.
Management and financial advisory service fees currently payable of $1,211,250 and $1,181,300 are included in Payables to manager of cable television systems at December 31, 1997 and 1996, respectively.

CCE-I pays certain acquisition advisory fees to an affiliate of Kelso and Charter, which typically equal approximately 1% of the total purchase price paid for cable television systems acquired. Total acquisition fees paid to the affiliate of Kelso in 1997, 1996 and 1995 were $-0-, $1,400,000 and $5,250,000, respectively. Total acquisition fees paid to Charter in 1997, 1996 and 1995 were $-0-, $1,400,000 and $950,000.

CCE-I and all entities managed by Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. CCE-I is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates.
Management considers this allocation to be reasonable for the operations of CCE-I. During 1997, 1996 and 1995, CCE-I expensed approximately $1,451,500, $1,401,300 and $840,000, respectively, relating to insurance allocations.

Beginning in 1996, CCE-I and other entities managed by Charter employed the services of Charter's National Data Center (the "National Data Center"). The National Data Center performs certain subscriber billing services and provides computer network, hardware and software support to CCE-I and other affiliated entities. The cost of these services is allocated based on the number of subscribers. Management considers this allocation to be reasonable for the operations of CCE-I. During 1997 and 1996, CCE-I expensed approximately $466,300 and $340,600 relating to these services, respectively.

CCE-I maintains a regional office. The regional office performs certain operational services on behalf of CCE-I and other affiliated entities. The cost of these services is allocated to CCE-I and affiliated entities based on their number of subscribers. Management considers this allocation to be reasonable for the operations of CCE-I. During 1997, 1996 and 1995, CCE-I expensed approximately $861,100, $799,400 and $512,000, respectively, relating to these services.

CCE-II has similar arrangements as discussed above, which have been reflected in CCE-II's results of operations.

12. COMMITMENTS AND CONTINGENCIES:

Leases

CCE-I leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1997, 1996 and 1995 was approximately $431,800, $617,600 and $533,000, respectively.

Future minimum lease payments are as follows:


            1998                              $494,700
            1999                               292,200
            2000                               182,600
            2001                               130,000
            2002                                61,800
            Thereafter                         287,700

CCE-I rents utility poles in its operations. Generally, pole rental agreements are short term, but CCE-I anticipates that such rentals will recur. Rent expense for pole attachments during 1997, 1996 and 1995 was approximately $1,914,400, $1,773,100 and $1,363,000, respectively.

Litigation

CCE-I is a named defendant in a purported class action lawsuit (the "Action") filed in October 1995 on behalf of the Cencom Cable Income Partners, L.P.
(CCIP) limited partners. The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, all of the plaintiff's claims for injunctive relief were dismissed (including that which sought to prevent the consummation of the CCIP Acquisition); the plaintiff's claims for money damages which may have resulted from the CCIP Acquisition remain pending.
Based upon, among other things, the advice of counsel, each of the defendants in the Action believe the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint are legally inadequate and in January 1997, filed a dispositive motion as to all remaining claims in the Action. In October 1997, the court granted in part, and denied in part, defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiffs filed a motion to alter or amend the court order. There can be no assurance, however, that the plaintiff will not be awarded damages in connection with the Action, some or all of which may be payable by CCE-I.

CCE is a named defendant in two actions involving Cencom Cable Income Partners II, L.P. (CCIP II), a public limited partnership. In April 1997, a petition was filed, and two amended petitions subsequently filed, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners, Inc., the general partner of Cencom Partners, L.P. (CPLP), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. By an agreement between the parties, the brokerage defendants and fraud allegations were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. In June 1997, a purported class action was filed on behalf of the limited partners of CCIP II against Cencom Properties II, CCE, Charter, certain other entities managed by Charter and certain individuals, including officers of Charter or Cencom Properties II. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions and intends to defend the actions vigorously. CCE is not able at this stage to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.

In October 1997, a purported class action was filed under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able, at this early stage, to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

The Company is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

13. REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that the Company has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if CCE-I and CCE-II are unable to justify its rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by CCE-I and CCE-II in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Company. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule makings or litigation or the substantive effect of the new legislation and the rule makings on the consolidated financial position or results of operations of the Company.

14. INCOME TAXES:

Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

During 1997, 1996 and 1995, changes in the Company's temporary differences and losses from operations, which pertain primarily to depreciation and amortization, resulted in deferred tax benefits which were offset by valuation allowances of equal amounts.

No current provision (benefit) for income taxes was recorded during 1997, 1996 and 1995.

Deferred taxes are comprised of the following at December 31:


                                                         1997               1996
                                                   ----------------   ----------------
Deferred income tax assets:
  Accounts receivable                              $        182,000   $        148,000
  Covenant not to compete                                 6,400,000          6,933,000
  Accrued expenses                                        2,358,000          2,119,000
  Deferred revenue                                          586,000            283,000
  Deferred management fees                                1,615,000            856,000
  Tax loss carryforwards                                 69,420,000         44,352,000
  Valuation allowance                                   (29,534,000)       (21,528,000)
                                                   ----------------   ----------------
     Total deferred income tax assets                    51,027,000         33,163,000
                                                   ----------------   ----------------
Deferred income tax liabilities:
  Property, plant and equipment                         (33,754,000)       (37,191,000)
  Franchise costs                                       (61,366,000)       (44,362,000)
  Investment in unconsolidated limited partnerships      (5,484,000)        (3,767,000)
  Minority interest in subsidiary                        (5,923,000)        (3,343,000)
                                                   ----------------   ----------------
     Total deferred income tax liabilities             (106,527,000)       (88,663,000)
                                                   ----------------   ----------------
     Net deferred income tax liability             $    (55,500,000)  $    (55,500,000)
                                                   ================   ================

At December 31, 1997, the Company had net operating loss (NOL) carryforwards for regular income tax purposes aggregating approximately $173.6 million, which expire in various years through 2011. Utilization of the NOLs is subject to certain limitations.

15. DISCONTINUED OPERATION:

CCE-I sold its radio operation maintained by its former subsidiary, Charter Communications Radio St. Louis, LLC. CCE-I recorded the proceeds from the sale in the form of a note receivable from the purchasers of $2.1 million.

The net losses of this operation prior to December 31, 1996, are included in the consolidated statement of operations under "Loss from discontinued operation." Revenues from such operation were $1,532,572 for 1996. The noncurrent net assets of this operation are comprised primarily of property, plant and equipment, license fees and other deferred costs. No material gain or loss was incurred in connection with the disposition of these net assets.

16. EMPLOYEE BENEFIT PLANS:

CCE-I's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the 401(k) Plan. The 401(k) Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. CCE-I contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and 1995, CCE-I contributed approximately $308,000, $269,900 and $177,000, to the 401(k) Plan, respectively.

Certain CCE-I employees are participants in the 1996 Charter Communications/Kelso Group Appreciation Rights Plan (the "Plan"). The Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter (collectively, the "Investment Group"). The Plan permits the granting of up to 1,000,000 units, of which 705,000 were outstanding at December 31, 1997.
Unless otherwise provided in a particular instance, units vest at a rate of 20% per annum. The Plan entitles participants to receive payment of the appreciated unit value for vested units, upon the occurrence of certain events specified in the Plan (i.e., change in control, employee termination). The units do not represent a right to an equity interest to any entities within the Investment Group. Compensation expense is based on the appreciated unit value and is amortized over the vesting period. The obligation and related expenses of the Plan are the responsibility of and have been recorded (pro rata) at CCA Holdings and CCT Holdings.


17. SIGNIFICANT NONCASH TRANSACTION:

The Company engaged in the following significant noncash transaction:


                                              1997         1996          1995
                                           ----------  -----------  ------------
Issuance of note receivable for sale of
  radio operation (see Note 15)            $2,100,000         $  -          $  -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To CCA Acquisition Corp.:


We have audited the accompanying consolidated balance sheets of CCA Acquisition Corp. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholder's investment (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CCA Acquisition Corp. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 6, 1998

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996



                                                              1997                1996
                                                          ------------        ------------
                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                $  2,595,272        $  2,934,939
 Accounts receivable, net of allowance for
  doubtful accounts of $454,097 and $371,166,
  respectively                                               5,305,049           5,465,750
 Prepaid expenses and other                                    754,073             490,443
 Net assets of discontinued operations                               -             108,827
                                                          ------------        ------------
         Total current assets                                8,654,394           8,999,959
                                                          ------------        ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, net                        204,645,667         206,351,379
 Franchise costs, net of accumulated amortization
  of $87,601,155 and $51,761,758, respectively             414,800,499         439,232,345
                                                          ------------        ------------
                                                           619,446,166         645,583,724
                                                          ------------        ------------
OTHER ASSETS, net                                           10,472,734           9,667,356
                                                          ------------        ------------
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS           67,814,141          78,069,816
NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                     -           1,760,015
                                                          ------------        ------------
                                                          $706,387,435        $744,080,870
                                                          ============        ============

                       (Continued on the following page)

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                                  (Continued)

                                                           1997                 1996
                                                      -------------       -------------
                  LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)
CURRENT LIABILITIES:
 Current maturities of long-term debt                 $  25,625,000        $  5,880,000
 Accounts payable and accrued expenses                   23,309,249          18,517,775
 Subscriber deposits                                        452,642             473,601
 Payables to manager of cable television systems            956,136           2,245,009
 Other current liabilities                                        -           1,401,951
                                                      -------------        ------------
         Total current liabilities                       50,343,027          28,518,336
                                                      -------------        ------------
DEFERRED REVENUE                                          1,465,287             708,339
                                                      -------------        ------------
DEFERRED INCOME TAXES                                    55,500,000          55,500,000
                                                      -------------        ------------
LONG-TERM DEBT, less current maturities                 437,295,000         462,120,000
                                                      -------------        ------------
DEFERRED MANAGEMENT FEES                                  4,036,987           2,140,140
                                                      -------------        ------------
NOTE PAYABLE                                             82,000,000          82,000,000
                                                      -------------        ------------
ACCRUED INTEREST ON NOTE PAYABLE                         36,919,412          22,843,402
                                                      -------------        ------------
MINORITY INTEREST IN SUBSIDIARY                          78,082,289          90,273,351
                                                      -------------        ------------
SHAREHOLDER'S INVESTMENT (DEFICIT):
 Common stock, $.01 par value, 100 shares
  authorized; 100 shares issued and outstanding                   1                   1
 Additional paid-in capital                              79,999,999          79,999,999
 Accumulated deficit                                   (119,254,567)        (80,022,698)
                                                      -------------        ------------
         Total shareholder's investment (deficit)       (39,254,567)            (22,698)
                                                      -------------        ------------
                                                      $ 706,387,435        $744,080,870
                                                      =============        ============

  The accompanying notes are an integral part of these consolidated balance sheets.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                              1997                1996                1995
                                                          -------------       ------------        ------------
SERVICE REVENUES                                          $169,324,522        $143,023,261        $ 99,689,410
                                                          ------------        ------------        ------------
EXPENSES:
 Operating costs                                            66,935,944          59,869,348          41,800,111
 General and administrative                                 16,164,658          11,255,985           7,142,567
 Depreciation and amortization                              67,903,882          65,757,387          51,193,702
 Management and financial advisory service fees -
  related parties                                            6,700,813           5,034,375           6,499,167
                                                          ------------        ------------        ------------
                                                           157,705,297         141,917,095         106,635,547
                                                          ------------        ------------        ------------
     Income (loss) from continuing operations               11,619,225           1,106,166          (6,946,137)
                                                          ------------        ------------        ------------
OTHER INCOME (EXPENSE):
 Interest income                                                57,030             164,476             503,585
 Interest expense                                          (52,999,769)        (46,654,020)        (35,461,026)
 Other                                                         156,258          (1,058,271)             41,622
                                                          ------------        ------------        ------------
                                                           (52,786,481)        (47,547,815)        (34,915,819)
                                                          ------------        ------------        ------------
      Loss before equity in loss of unconsolidated
       limited partnerships, provision for income taxes,
       loss from discontinued operations and minority
       interest in loss of subsidiary                      (41,167,256)        (46,441,649)        (41,861,956)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED
 PARTNERSHIPS                                              (10,255,675)         (6,302,990)         (1,402,194)
                                                          ------------        ------------        ------------
      Loss before provision for income taxes, loss from
       discontinued operations and minority interest in
       loss of subsidiary                                  (51,422,931)        (52,744,639)        (43,264,150)

PROVISION FOR INCOME TAXES                                           -                   -                   -
                                                          ------------        ------------        ------------
      Loss before loss from discontinued and minority
       interest in loss of subsidiary                      (51,422,931)        (52,744,639)        (43,264,150)

LOSS FROM DISCONTINUED OPERATIONS                                    -          (1,515,558)                  -
                                                          ------------        ------------        ------------
      Loss before minority interest in loss of
       subsidiary                                          (51,422,931)        (54,260,197)        (43,264,150)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                     12,191,062          15,998,674           1,502,975
                                                          ------------        ------------        ------------
      Net loss                                            $(39,231,869)       $(38,261,523)       $(41,761,175)
                                                          ============        ============        ============


 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


         CONSOLIDATED STATEMENTS OF SHAREHOLDER'S INVESTMENT (DEFICIT)

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           Additional
                             Common         Paid-In          Accumulated
                             Stock           Capital           Deficit            Total
                            ------       -------------     --------------     -------------
BALANCE, January 1, 1995      $  -       $          -      $           -      $          -
 Issuance of common stock        1         79,999,999                  -        80,000,000
 Net loss                        -                  -        (41,761,175)      (41,761,175)
                              ----       ------------      -------------      ------------
BALANCE, December 31, 1995       1         79,999,999        (41,761,175)       38,238,825
 Net loss                        -                  -        (38,261,523)      (38,261,523)
                              ----       ------------      -------------      ------------
BALANCE, December 31, 1996       1         79,999,999        (80,022,698)          (22,698)
 Net loss                        -                  -        (39,231,869)      (39,231,869)
                              ----       ------------      -------------      ------------
BALANCE, December 31, 1997    $  1       $ 79,999,999      $(119,254,567)     $(39,254,567)
                              ====       ============      =============      ============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                1997               1996               1995
                                                           -------------     --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                  $(39,231,869)      $ (38,261,523)      $ (41,761,175)
 Adjustments to reconcile net loss to net cash
  provided by operating activities-
   Depreciation and amortization                             67,903,882          65,757,387          51,193,702
   Amortization of debt issuance costs                        1,193,633                   -                   -
   (Gain) loss on sale of property, plant and equipment        (156,257)          1,256,945                   -
   Loss from discontinued operation                                   -           1,515,558                   -
   Equity in loss of unconsolidated limited partnerships     10,255,675           6,302,990           1,402,194
   Minority interest in loss of subsidiary                  (12,191,062)        (15,998,674)         (1,502,975)
   Changes in assets and liabilities, net of effects
    from acquisitions-
     Accounts receivable, net                                   160,701          (1,748,468)         (1,387,654)
     Prepaid expenses and other                                (263,630)            279,406            (250,428)
     Accounts payable and accrued expenses                    4,791,474           4,056,630           4,249,587
     Subscriber deposits                                        (20,959)           (257,062)            (11,303)
     Payables to manager of cable television systems,
      including deferred management fees                        607,975             462,620           3,922,529
     Other current liabilities                               (1,401,951)          1,401,951                   -
     Deferred revenue                                           525,790            (144,748)            780,612
     Accrued interest on note payable                        14,076,010          12,404,597          10,438,805
                                                           ------------       -------------       -------------
     Net cash provided by operating activities               46,249,412          37,027,609          27,073,894
                                                           ------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                 (40,724,243)        (33,898,020)        (22,023,524)
 Proceeds from sale of property, plant and equipment            260,924             986,359                   -
 Payments for acquisitions, net of cash acquired                      -        (122,017,267)       (523,679,458)
 Other investing activities                                    (763,362)           (820,829)         (1,652,067)
 Investment in unconsolidated limited partnerships                    -                   -         (85,775,000)
 Minority investment in subsidiary                                    -                   -         107,775,000
                                                           ------------       -------------       -------------
     Net cash used in investing activities                  (41,226,681)       (155,749,757)       (525,355,049)
                                                           ------------       -------------       -------------

                       (Continued on the following page)

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                  (Continued)

                                                                1997                  1996                1995
                                                          ---------------         -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt issuance costs                              $   (282,398)       $ (2,773,844)        $ (7,287,914)
 Borrowings under revolving credit and term loan facility       22,900,000         120,500,000          355,000,000
 Payments under revolving credit and term loan facility        (27,980,000)         (7,500,000)                -
 Borrowings under note payable to seller                              -                   -              82,000,000
 Issuance of common stock                                             -                   -              80,000,000
                                                              ------------        ------------         ------------
        Net cash provided by (used in) financing
         activities                                             (5,362,398)        110,226,156          509,712,086
                                                              ------------        ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (339,667)         (8,495,992)          11,430,931

CASH AND CASH EQUIVALENTS, beginning of year                    2,934,939          11,430,931                 -
                                                              ------------        ------------         ------------
CASH AND CASH EQUIVALENTS, end of year                        $  2,595,272        $  2,934,939         $ 11,430,931
                                                              ============        ============         ============
CASH PAID FOR INTEREST                                        $ 34,980,126        $ 33,921,715         $ 22,907,403
                                                              ============         ===========         ============
CASH PAID FOR TAXES, net of refunds                           $       -           $       -            $       -
                                                              ============        ============         ============

 The accompanying notes are an integral part of these consolidated statements.

                     CCA ACQUISITION CORP. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

CCA Acquisition Corp. (CAC) was formed on June 27, 1994, and is a wholly-owned subsidiary of CCA Holdings Corp. (CCA Holdings). CAC commenced operations in January 1995 in connection with consummation of the Crown Transaction (as defined below). CCA Holdings is approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals, and approximately 15% by Charter Communications, Inc. (Charter), manager of CCE-I's cable television systems (see Note 10). All material intercompany transactions and balances have been eliminated.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). Effective September 30, 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CAC owns a 55% interest and CCT Holdings owns a 45% interest in the operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CAC.

The accompanying consolidated financial statements include the accounts of CAC; its wholly-owned subsidiary, Cencom Cable Entertainment, Inc. (CCE); and Charter Communications Entertainment I, L.P. (CCE-I), which is controlled by CAC through its general partnership interest (collectively referred to as the "Company").

As of December 31, 1997, CCE-I provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri and New Hampshire.

Cash Equivalents

Cash equivalents at December 31, 1997, consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a residence are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement costs and betterments are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful life of the related asset as follows:


                Cable distribution systems             5-15 years
                Buildings and leasehold improvements   5-15 years
                Premium subscription units              3-5 years
                Vehicles and equipment                  3-5 years


During 1997, CCE-I shortened the estimated useful lives of certain property, plant and equipment for depreciation purposes. As a result, an additional $4,631,000 of depreciation was recorded during 1997.

Franchise Costs

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets at date of acquisition and are amortized using the straight-line method over 15 years.

Other Assets, net

Organizational expenses are being amortized using the straight-line method over five years. Debt issuance costs are being amortized over the term of the debt.

Impairment of Assets

If the facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable, the carrying value of such asset is reduced to its estimated fair value.

Investment in Unconsolidated Limited Partnerships

CAC has a 1% general partnership interest and a 54% limited partnership interest in Charter Communications Entertainment, L.P. (CCE, L.P.). CCT Holdings has a 1% general partnership interest and a 44% limited partnership interest in CCE, L.P. CCE, L.P. has a 97.78% limited partnership interest in both CCE-I and CCE-II. CAC's interest in CCE, L.P., together with its 1.22% general partnership interest in CCE-I and its 1.22% limited partnership interest in CCE-II, provide CAC with a 55% interest in both CCE-I and CCE-II. CCT Holdings, owns the remaining 45% interest in both CCE-I and CCE-II, including a 1% general partnership interest in CCE-II. CCE-II is controlled by CCT Holdings through its general partnership interest in CCE-II and provisions in CCE-II's partnership agreement and CCE, L.P. is jointly controlled by the Company and CCT Holdings through their general partnership interests in CCE, L.P. and provisions in CCE, L.P.'s partnership agreement; therefore, CAC's investment in CCE L.P. and CCE-II, is accounted for using the equity method. Under this method, the investment in CCE L.P. and CCE-II, is originally recorded at cost and is subsequently adjusted to recognize CAC's share of net earnings or losses as they occur and distributions when received.

Service Revenues

Cable service revenues are recognized when the related services are provided.

Installation service revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system. No installation service revenue has been deferred as of December 31, 1997 and 1996, as direct selling costs have exceeded installation service revenues.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as Service revenues.

Other Income (Expense)

Other, net includes gain and loss on disposition of property, plant and equipment and other miscellaneous income and expense items, which are not directly related to the Company's primary business. A loss of $1,256,945 was recognized on the sale of two buildings for the year ended December 31, 1996.

Interest Rate Hedge Agreements

CCE-I manages fluctuations in interest rates by using interest rate swap and cap agreements, as required by its debt agreement. The interest rate swaps, caps and collars are being accounted for as hedges of the debt obligation, and accordingly, the net settlement amount is recorded as an adjustment to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

CCE-I's interest rate swap agreements require CCE-I to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by CCE-I to reduce the impact of rising interest rates on floating rate debt.

CCE-I's participation in interest hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes."

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

2. INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Effective September 30, 1995, CCT Holdings acquired certain assets from Gaylord for approximately $340.9 million, which included cable television systems in California. As described above, these assets were contributed to CCE-II. To finance the acquisition, CCE-II entered into a revolving credit and term loan facility and CCT Holdings executed a subordinated seller note to Gaylord (the "Gaylord Note").

Summary financial information of CCE-II as of December 31, 1997 and 1996, and for the years then ended and for the period from inception (April 20, 1995) to December 31, 1995, which is not consolidated with the operating results of the Company, is as follows:


                                                       As of December 31
                                               ---------------------------------
                                                    1997                1996
                                               -------------       -------------
Current assets                                 $   5,482,625       $  10,904,830
Noncurrent assets - primarily
 investment in cable television
  properties                                     362,850,452         338,316,421
                                               -------------       -------------
        Total assets                           $ 368,333,077       $ 349,221,251
                                               =============       =============
Current liabilities                            $  14,269,423       $  12,949,304
Long-term debt                                   228,500,000         194,000,000
Other long-term liabilities                       29,888,353          27,949,964
Partners' capital                                 95,675,301         114,321,983
                                               -------------       -------------
        Total liabilities and partners'        $ 368,333,077       $ 349,221,251
         capital                               =============       =============

                                                           Period Ended December 31
                                               -------------------------------------------------
                                                  1997                 1996             1995
                                               -------------        ------------     -----------
Service revenues                               $  96,659,228        $ 90,368,332     $21,156,209
                                               =============        ============     ===========
Income from operations                         $   1,603,828        $  5,039,834     $   983,638
                                               =============        ============     ===========
Net loss                                       $ (18,646,682)       $(11,459,982)    $(3,458,535)
                                               =============        ============     ===========

As of December 31, 1997, CCE-II provided cable television service to approximately 173,000 basic subscribers in southern California.

3. ACQUISITIONS:

In 1995, CCE-I acquired cable television systems in two separate transactions for an aggregate purchase price, net of cash acquired, of approximately $579.2 million. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the dates of acquisition was $391.7 million and is included in Franchise costs.

In 1996, CCE-I acquired cable television systems in three separate transactions for an aggregate purchase price, net of cash acquired, of approximately $122.0 million. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the dates of acquisition was $100.2 million and is included in Franchise costs.

These acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the respective dates of acquisition.

The following are the unaudited pro forma operating results as though the 1996 acquisitions by CCE-I had been made on January 1, 1996, with pro forma adjustments to give effect to amortization of franchise costs, interest expense and certain other adjustments. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.


                         Year Ended
                         December 31,
                           1996
                        ------------
                         (Unaudited)

Service revenues        $151,548,000
Income from operations       818,000
Net loss                 (39,529,000)

4. PROPERTY, PLANT AND EQUIPMENT, net:

Property, plant and equipment, net consists of the following at December 31:


                                                     1997                1996
                                                 ------------        -------------
Cable distribution systems                       $215,261,554        $186,885,508
Land, buildings and leasehold improvements         14,186,428          17,135,488
Premium subscription units                         32,833,036          27,097,454
Vehicles and equipment                             16,569,801          14,784,041
Construction-in-progress                              172,851           3,243,405
                                                 ------------        ------------
                                                  279,023,670         249,145,896
Less-  Accumulated depreciation                   (74,378,003)        (42,794,517)
                                                 ------------        ------------
                                                 $204,645,667        $206,351,379
                                                 ============        ============

5. OTHER ASSETS, net:

Other assets, net consist of the following at December 31:


                                                                1997          1996
                                                            -----------    -----------
Debt issuance costs, net of accumulated
 amortization of $2,872,754 and $1,656,817, respectively    $ 7,471,402    $  8,404,941
Note receivable                                               2,100,000            -
Organizational expenses, net of accumulated
 amortization of $920,899 and $574,589, respectively            661,090         965,489
Brokerage commissions, net of accumulated amortization of
 $76,341 and $13,459, respectively                              240,242         296,926
                                                            -----------    ------------
                                                            $10,472,734    $  9,667,356
                                                            ===========    ============

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                               1997              1996
                                            -----------       -----------
Capital expenditures                        $   941,285       $ 3,482,531
Accrued salaries and related benefits         1,688,276         1,283,024
Accounts payable                              2,963,548         1,763,895
Programming expenses                          3,106,929         2,726,803
Franchise fees                                3,659,032         3,187,335
Accrued interest                              5,338,313         2,442,525
Other                                         5,611,866         3,631,662
                                            -----------       -----------
                                            $23,309,249       $18,517,775
                                            ===========       ===========

7. NOTE PAYABLE:

In connection with the Crown Transaction, CAC issued a guarantee of payment to the holder of the HC Crown Note. Accordingly, the debt has been reflected as a liability of the Company in the accompanying financial statements. The HC Crown Note is also guaranteed by CCE and CCE, L.P. The HC Crown Note is an unsecured obligation. The HC Crown Note is limited in aggregate principal amount to $82.0 million and has a stated maturity date of December 31, 1999 (the "Stated Maturity Date"). Interest accrues at 13% per annum, compounded semiannually, but is not due and payable until the Stated Maturity Date. If principal plus accrued interest is not paid at the Stated Maturity Date, or if there are any other events of default, the annual rate at which interest accrues will initially increase to 18% and will increase by an additional 2% on each successive anniversary of the Stated Maturity Date (up to a maximum of 26%) until the HC Crown Note is repaid; in addition, a 3% default rate of interest can, in certain instances, be in effect simultaneously with the stated rate of interest on the HC Crown Note. The HC Crown Note is redeemable in whole or in part at the option of CCA Holdings at any time, without premium or penalty, provided that accrued interest is paid on the portion of the HC Crown Note so redeemed.

Pursuant to its terms, payment under the guarantees issued by CAC and CCE and the exercise of certain remedies with respect thereto are prohibited until the indefeasible payment in full in cash and the termination of commitments to lend under CCE-I's credit facility. The guarantees, by their terms, are limited to the proceeds of distributions received from CCE-I, and income, if any, generated by CAC and CCE.

Borrowings under the HC Crown Note are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt (excluding the HC Crown Note) to adjusted consolidated annualized operating cash flow, as defined, not to exceed 6.75 to 1 at December 31, 1997. In addition to the subordination in right of payment provisions contained in the HC Crown Note, the HC Crown Note is subject to a subordination agreement in favor of senior bank debt of CCE-I. Pursuant to the subordination agreement, substantially all rights and remedies under the HC Crown Note, including the rights to accelerate the maturity upon an event of default (including a payment of default), are suspended until the obligations under the Credit Agreement (as defined herein), are paid in full.

8. LONG-TERM DEBT:

Long-term debt consists of the following at December 31:


                                    1997                1996
                                ------------        ------------
Credit Agreement:
 Term loans                     $274,120,000        $280,000,000
 Fund loans                       85,000,000          85,000,000
 Revolving credit facility       103,800,000         103,000,000
                                ------------        ------------
                                 462,920,000         468,000,000
 Less-  Current maturities       (25,625,000)         (5,880,000)
                                ------------        ------------
                                $437,295,000        $462,120,000
                                ============        ============

CCE-I maintains a credit agreement (the "Credit Agreement"), which terminates in June 2004, with a consortium of banks for borrowings up to $505.0 million, consisting of a revolving credit facility of $140.0 million, term loans totaling $280.0 million and fund loans totaling $85.0 million. The debt bears interest, at CCE-I's option, at rates based upon the Base Rate, as defined in the Credit Agreement, LIBOR or prevailing bid rates of certificates of deposit plus the applicable margin based upon CCE-I's leverage ratio at the time of the borrowings. The variable interest rates ranged from 7.63% to 8.50% and 7.63% to 8.38% at December 31, 1997 and 1996, respectively.

Borrowings under the Credit Agreement are Collateralized by the assets of CCE-I. In addition, CAC, CCE and CCT Holdings have pledged their partnership interests as additional security to the Credit Agreement.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions including the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 6.0 to 1 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement.

Commencing September 30, 1997, and at the end of each calendar quarter thereafter, available borrowings under the revolving credit facility shall be reduced on an annual basis by 9.0% in 1998, 12.0% in 1999, 12.3% in 2000, 16.5%
in 2001 and 20.3% in 2002.

In addition to the foregoing, effective April 30, 1999, and on each April 30th thereafter, CCE-I is required to make a repayment of principal of the term loans and fund loans (pro rata) in an amount equal to 75% of Annual Excess Cash Flow, as defined in the Credit Agreement, for the preceding year if the leverage ratio is greater than 5.5 to 1, or 50% of Annual Excess Cash Flow if the leverage ratio is less than 5.5 to 1.

Based upon outstanding indebtedness at December 31, 1997, and the amortization of term loans and fund loans, and scheduled reductions in available borrowings depicted above, aggregate future principal payments on the Credit Agreement at December 31, 1997, are as follows:


        Year                     Amount
        ----                  ------------
        1998                  $ 25,625,000
        1999                    34,025,000
        2000                    48,440,000
        2001                    70,150,000
        2002                    85,900,000
        Thereafter             198,780,000
                              ------------
                              $462,920,000
                              ============

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:

A summary of debt and the related interest rate hedge agreements at December 31, 1997 and 1996, is as follows:


                                                                1997
                                            ---------------------------------------------
                                              Carrying         Notional          Fair
                                               Value            Amount          Value
                                            ------------       --------     -------------
Debt

CCE-I Credit Agreement                      $462,920,000       $      -     $462,920,000
HC Crown Note (including accrued interest)   118,919,412              -      118,587,000

Interest Rate Hedge Agreements

Swaps                                               -          230,000,000      (499,883)
Caps                                                -          120,000,000           891
Collars                                             -          120,000,000      (229,282)


                                                                1996
                                            ---------------------------------------------
                                              Carrying        Notional          Fair
                                               Value            Amount          Value
                                            ------------  ----------------  -------------
Debt

CCE-I Credit Agreement                      $468,000,000       $       -    $468,000,000
HC Crown Note (including accrued interest)   104,843,402               -      89,500,000

Interest Rate Hedge Agreements

Swaps                                               -           150,000,000    1,005,654
Caps                                                -           100,000,000       28,111

As the CCE-I Credit Agreement bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1997 and 1996. Fair value of the HC Crown Note is based upon trading activity at December 31, 1997 and 1996.

The weighted average interest pay rates for interest rate swap agreements were 7.78% and 7.61% at December 31, 1997 and 1996, respectively. The weighted average interest rates for interest rate cap agreements was 8.49% at December 31, 1997 and 1996. The weighted average interest rates for interest rate collar agreements were 9.04% and 7.53% for the cap and floor components, respectively, at December 31, 1997.

The notional amounts of interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of CCE-I's exposure through its use of interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The fair value of interest rate hedge agreements generally reflects the estimated amounts that CCE-I would receive or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for CCE-I's interest rate hedge agreements.

Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. CCE-I has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of CCE-I.

10. RELATED-PARTY TRANSACTIONS:

Charter provides management services to CCE-I under the terms of a contract which provides for annual base fees equal to $4,845,000 as of December 31, 1997 and 1996, plus an additional fee equal to 30% of the excess, if any, of operating cash flow (as defined in the management agreement) over the projected operating cash flow for the year. Payment of the additional fee is deferred until termination of the Credit Agreement due to restrictions provided within the Credit Agreement. Deferred management fees bear interest at 8% per annum. The additional fees bonus for the year ended December 31, 1997, 1996 and 1995, totaled approximately $1,897,000, $1,137,000 and $1,003,000, respectively. In addition, CCE-I receives financial advisory services from an affiliate of Kelso under terms of a contract which provides for fees equal to $552,500 at December 31, 1997, 1996 and 1995. These agreements were amended during 1996 and 1995 in conjunction with each acquisition of cable television systems to increase the annual base fees for Charter and Kelso. Expenses recognized by CCE-I under these contracts during 1997, 1996 and 1995 were $6,700,813, $5,034,375 and
$6,499,167, respectively. Management and financial advisory service fees currently payable of $1,211,250 and $1,181,300 are included in Payables to manager of cable television systems at December 31, 1997 and 1996, respectively.

CCE-I pays certain acquisition advisory fees to an affiliate of Kelso and Charter, which typically equal approximately 1% of the total purchase price paid for cable television systems acquired. Total acquisition fees paid to the affiliate of Kelso in 1997, 1996 and 1995 were $-0-, $1,400,000 and $5,250,000, respectively. Total acquisition fees paid to Charter in 1997, 1996 and 1995 were $-0-, $1,400,000 and $95,000, respectively.

CCE-I and all entities managed by Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. CCE-I is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates.
Management considers this allocation to be reasonable for the operations of CCE-I. During 1997, 1996 and 1995, CCE-I expensed approximately $1,451,500, $1,401,300 and $840,000, respectively, relating to insurance allocations.

Beginning in 1996, CCE-I and other entities managed by Charter employed the services of Charter's National Data Center (the "National Data Center"). The National Data Center performs certain subscriber billing services and provides computer network, hardware and software support to CCE-I and other affiliated entities. The cost of these services is allocated based on the number of subscribers. Management considers this allocation to be reasonable for the operations of CCE-I. During 1997 and 1996, CCE-I expensed approximately $466,300 and $340,600, respectively, relating to these services.

In 1996, certain of CCE-I and CCE-II's employees became participants in the 1996 Charter Communications/Kelso & Company Appreciation Rights Plan (the "Appreciation Rights Plan"). The Appreciation Rights Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter (collectively, the "Investment Group").

CCE-I maintains a regional office. The regional office performs certain operational services on behalf of CCE-I and other affiliated entities. The cost of these services is allocated to CCE-I and affiliated entities based on their number of subscribers. Management considers this allocation to be reasonable for the operations of CCE-I. During 1997, 1996 and 1995, CCE-I expensed approximately $861,000, $799,400 $512,000, respectively, relating to these services.

CCE-II has similar arrangements as discussed above, which have been reflected in CCE-II's results of operations.

11. COMMITMENTS AND CONTINGENCIES:

Leases

CCE-I leases certain facilities and equipment under noncancellable operating leases. Rent expense incurred under these leases during 1997, 1996 1995 and was approximately $431,800, $617,600 and $533,000, respectively.

Future minimum lease payments are as follows:


                1998                            $494,700
                1999                             292,200
                2000                             182,600
                2001                             130,000
                2002                              61,800
                Thereafter                       287,700

CCE-I rents utility poles in its operations. Generally, pole rental agreements are short term, but CCE-I anticipates that such rentals will recur. Rent expense for pole attachments during 1997, 1996 and 1995 was approximately $1,914,400, $1,773,100 and $1,363,000, respectively.

Litigation

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995, on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities whose systems are managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system acquired by CCE-I) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believe the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint were legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997, the court granted in part and denied in part defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiff filed a motion to alter or amend the court order which was denied. There can be no assurance, however, that the plaintiff will not be awarded damages, some or al of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving an affiliate of Charter, Cencom Cable Income Partners II, L.P. (CCIP II), a publicly limited partnership. In April 15, 1997, a petition was filed, and two amended petitions subsequently filed, in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc. (Cencom Properties II), the general partner of CCIP II, Cencom Partners, Inc., the general partner of Cencom Partners, L.P. (CPLP), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs alleged that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. By an agreement between the parties, the brokerage defendants and the fraud allegations in the sale of the units were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, CCE, Charter, certain other entities whose systems are managed by Charter and certain individuals, including officers of Charter or Cencom Properties II. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivation claim. The damages claimed by the plaintiffs are unspecified. CCE believes that it has meritorious defenses in both actions. CCE intends to defend the actions vigorously. CCE is not able at this stage to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquency payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able at this stage to project the expense which will be associated with this action or to predict any potential outcome or financial impact.

The Company is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's consolidated financial position or results of operations.

12. REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

Management believes that CCE-I and CCE-II have complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if CCE-I and CCE-II are unable to justify their rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by CCE-I and CCE-II in the event certain of their rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Company.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by CCE-I and CCE-II. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule makings or litigation or the substantive effect of the new legislation and the rule makings on the consolidated financial position or results of operations of the Company.

13. INCOME TAXES:

CAC is part of the CCA Holdings consolidated group which files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

During 1997, 1996 and 1995, changes in the Company's temporary differences and losses from operations, which pertain primarily to depreciation and amortization, resulted in deferred tax benefits which were offset by valuation allowances of equal amounts.

No current provision (benefit) for income taxes was recorded during 1997, 1996 and 1995.

Deferred taxes are comprised of the following at December 31:


                                                           1997              1996
                                                      ------------      ------------
Deferred income tax assets:
 Accounts receivable                                 $     182,000      $    148,000
 Covenant not to compete                                 6,400,000         6,933,000
 Accrued expenses                                        2,593,000         2,119,000
 Deferred revenue                                          586,000           283,000
 Deferred management fees                                1,615,000           856,000
 Tax loss carryforwards                                 54,653,000        44,352,000
 Valuation allowance                                   (15,002,000)      (21,528,000)
                                                     -------------      ------------
     Total deferred income tax assets                   51,027,000        33,163,000
                                                     -------------      ------------
Deferred income tax liabilities:
 Property, plant and equipment                         (33,754,000)      (37,191,000)
 Franchise costs                                       (61,366,000)      (44,362,000)
 Investment in unconsolidated limited partnerships      (5,484,000)       (3,767,000)
 Minority interest in subsidiary                        (5,923,000)       (3,343,000)
                                                     -------------      ------------
      Total deferred income tax liabilities           (106,527,000)      (88,663,000)
                                                     -------------      ------------
      Net deferred income tax liability              $ (55,500,000)     $(55,500,000)
                                                     =============      ============

As of December 31, 1997, the Company had net operating loss (NOL) carryforwards for regular income tax purpose aggregating approximately $136.6 million, which expire in various years through 2011. Utilization of the NOLs is subject to certain limitations.

14. DISCONTINUED OPERATION:

CCE-I sold its radio operation maintained by its former subsidiary, Charter Communications Radio St. Louis, LLC. CCE-I recorded the proceeds from the sale in the form of a note receivable from the purchasers of $2.1 million.

The net losses of this operation prior to December 31, 1996, are included in the consolidated statement of operations under "Loss from discontinued operation." Revenues from such operation were $1,532,572 for the period then ended. The noncurrent net assets of this operation are comprised primarily of property, plant and equipment, license fees and other deferred costs. No material gain or loss was incurred in connection with the disposition of these net assets.

15. EMPLOYEE BENEFIT PLANS:

CCE-I's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the 401(k) Plan. The 401(k) Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. CCE-I contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and 1995, CCE-I contributed approximately $308,000, $269,900 and $177,000 to the 401(k) Plan, respectively.

In 1996, certain CCE-I employees became participants in the 1996 Charter Communications/Kelso & Company Appreciation Rights Plan (the "Appreciation Rights Plan"). The Appreciation Rights Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter. The obligation and related expenses of the Appreciation Rights Plan are the responsibility of and have been recorded (pro rata) at CCA Holdings and CCT Holdings.

16. SIGNIFICANT NONCASH TRANSACTION:

The Company engaged in the following significant noncash transaction:


                                                 1997         1996          1995
                                             ----------     ---------    ----------
Issuance of note receivable for sale of
  radio operation (see Note 14)              $2,100,000     $    -        $    -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Cencom Cable Entertainment, Inc.:


We have audited the accompanying balance sheets of Cencom Cable Entertainment, Inc. (a Delaware corporation) as of December 31, 1997 and 1996, and the related statements of operations, shareholder's investment (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cencom Cable Entertainment, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   February 6, 1998

                        CENCOM CABLE ENTERTAINMENT, INC.


                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996




                                                                                          1997             1996
                                                                                      -------------    -------------
                                     ASSETS
INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP                                      $ 108,478,907    $ 122,582,298
                                                                                      -------------    -------------
                                                                                      $ 108,478,907    $ 122,582,298
                                                                                      =============    =============

               LIABILITIES AND SHAREHOLDER'S INVESTMENT (DEFICIT)

NOTE PAYABLE                                                                          $  82,000,000    $  82,000,000
                                                                                      -------------    -------------

ACCRUED INTEREST ON NOTE PAYABLE                                                         36,919,412       22,843,403
                                                                                      -------------    -------------

DEFERRED INCOME TAXES                                                                    55,500,000       55,500,000
                                                                                      -------------    -------------

SHAREHOLDER'S INVESTMENT (DEFICIT):
   Common stock, $1 par value, 300,000 shares authorized; 245,973 shares issued
     and outstanding                                                                        245,973          245,973
   Additional paid-in capital                                                            21,954,139       21,954,139
   Accumulated deficit                                                                  (88,140,617)     (59,961,217)
                                                                                      -------------    -------------
           Total shareholder's investment (deficit)                                     (65,940,505)     (37,761,105)
                                                                                      -------------    -------------
                                                                                      $ 108,478,907    $ 122,582,298
                                                                                      =============    =============



     The accompanying notes are an integral part of these balance sheets.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                         1997              1996             1995
                                                                     -------------     -------------    -------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED
  PARTNERSHIP                                                        $(14,103,391)     $(14,536,801)    $(22,581,013)

INTEREST EXPENSE                                                      (14,076,009)      (12,404,598)     (10,438,805)
                                                                     ------------      ------------     ------------
           Net loss                                                  $(28,179,400)     $(26,941,399)    $(33,019,818)
                                                                     ============      ============     ============





        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                STATEMENTS OF SHAREHOLDER'S INVESTMENT (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                                        Additional
                                                           Common        Paid-In         Accumulated
                                                           Stock         Capital           Deficit          Total
                                                          -------      ------------     -------------      ------
BALANCE, January 1, 1995                                 $ 245,973    $ 21,954,139      $       -       $ 22,200,112

   Net loss                                                   -               -          (33,019,818)    (33,019,818)
                                                         ----------   --------------    -------------   ------------
BALANCE, December 31, 1995                                 245,973      21,954,139       (33,019,818)    (10,819,706)

   Net loss                                                   -               -          (26,941,399)    (26,941,399)
                                                         ----------   --------------    -------------   ------------
BALANCE, December 31, 1996                                 245,973      21,954,139       (59,961,217)    (37,761,105)

   Net loss                                                   -               -          (28,179,400)    (28,179,400)
                                                         ----------   --------------    -------------   ------------
BALANCE, December 31, 1997                               $ 245,973    $ 21,954,139      $(88,140,617)   $(65,940,505)
                                                         =========    ============      ============    ============



        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                           1997             1996              1995
                                                                       ------------     ------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                            $(28,179,400)    $(26,941,399)   $(33,019,818)
   Adjustments to reconcile net loss to net cash provided by
     operating activities-
       Equity in loss of unconsolidated limited partnership              14,103,391       14,536,801      22,581,013
       Changes in assets and liabilities-
         Accrued interest on note payable                                14,076,009       12,404,598      10,438,805
                                                                       ------------     ------------    ------------
           Net cash provided by operating activities                         -                  -               -
                                                                       ------------     ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES                                         -                  -               -
                                                                       ------------     ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES                                         -                  -               -
                                                                       ------------     ------------    ------------
CASH, beginning and end of year                                        $     -          $       -       $       -
                                                                       ============     ============    ============

CASH PAID FOR INTEREST                                                 $     -          $       -       $       -
                                                                       ============     ============    ============

CASH PAID FOR TAXES, net of refunds                                    $     -          $       -       $       -
                                                                       ============     ============    ============




        The accompanying notes are an integral part of these statements.

                        CENCOM CABLE ENTERTAINMENT, INC.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Cencom Cable Entertainment, Inc. (CCE or the "Company") is a wholly owned subsidiary of CCA Acquisition Corp. (CAC). CAC is a wholly owned subsidiary of CCA Holdings Corp. (CCA Holdings). CCA Holdings is approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of Charter Communications Entertainment I, L.P.'s (CCE-I) and Charter Communications Entertainment II, L.P.'s (CCE-II) cable television systems.

In January 1995, CAC completed certain acquisitions, including stock and asset acquisitions of CCE and cable television systems located in Connecticut from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). CCE's assets were comprised primarily of cable television systems serving communities in St. Louis County, Missouri (the "Missouri System"). On September 29, 1995, CAC and CCT Holdings Corp. (CCT Holdings), an entity affiliated with CCA Holdings by common ownership, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets (including CCE's assets) for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord). In September 1995, CCT Holdings acquired certain cable television systems from Gaylord. Upon execution of the Asset Purchase Agreement, CAC and CCT Holdings entered into a series of agreements to contribute their assets to Charter Communications Entertainment, L.P. (CCE, L.P.). CCE, L.P. contributed the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to CCE-II.

The series of transactions representing the contribution of assets to CCE-I acquired under the Crown Transaction is a reorganization of entities under common control and has been accounted for in a manner similar to a pooling of interests. Accordingly, CCE-I's financial statements reflect the activity of these systems for the entire year ended December 31, 1995. Thus, the net loss of CCE-I generated by the Missouri System for the period prior to September 9, 1995, was allocated entirely to CCE.

As a result of these transactions, CCE owns a 33% limited partnership interest in CCE, L.P., CAC owns a 21% limited partnership interest in CCE, L.P. and CCT Holdings owns a 44% limited partnership interest in CCE, L.P. In addition, CAC and CCT Holdings each own a 1% general partnership interest in CCE, L.P.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIP:

CCE has a 33% limited partnership interest in CCE, L.P. CCE, L.P. is controlled by CAC and CCT Holdings through their general partnership interests and provisions within CCE, L.P.'s partnership agreement, therefore, CCE's investment is accounted for using the equity method of accounting. Under this method, the investment is originally recorded at cost and is subsequently adjusted to recognize CCE's share of net earnings or losses as they occur and distributions when received.

Summary financial information of CCE-I and CCE-II as of December 31, 1997 and 1996, and for the years then ended, and for the year ended December 31, 1995, for CCE-I, and for the period from inception (April 20, 1995) to December 31, 1995, for CCE-II which is not consolidated with the operating results of the Company, is as follows:


                                                                          CCE-I
                                                            ----------------------------------------
                                                                      As of December 31
                                                            ----------------------------------------
                                                                  1997              1996
                                                               ------------     -------------
       Current assets                                          $   8,654,394    $   8,999,959
       Noncurrent assets - primarily investment in cable
         television properties                                   629,918,900      657,011,095
                                                               -------------    -------------
                  Total assets                                 $ 638,573,294    $ 666,011,054
                                                               =============    =============

       Current liabilities                                     $  50,343,028    $  28,518,335
       Long-term debt                                            437,295,000      462,120,000
       Other long-term liabilities                                 5,502,274        2,848,479
       Partners' capital                                         145,432,992      172,524,240
                                                               -------------    -------------
                  Total liabilities and partners' capital      $ 638,573,294    $ 666,011,054
                                                               =============    =============


                                                                          Year Ended December 31
                                                               ----------------------------------------------
                                                                    1997             1996            1995
                                                               --------------    ------------    ------------
       Service revenues                                        $ 169,324,522     $143,023,261    $ 99,689,410
                                                               =============     ============    ============

       Income (loss) from continuing operations                $  11,619,225     $  1,106,166    $ (6,946,137)
                                                               =============     ============    ============

       Net loss                                                $ (27,091,248)    $(35,552,609)   $(31,423,151)
                                                               =============     ============    ============

As of December 31, 1997, CCE-I provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts and New Hampshire.

                                                                      CCE-II
                                                            ----------------------------------
                                                                    As of December 31
                                                            ----------------------------------
                                                                  1997              1996
                                                            ------------      ---------------
       Current assets                                         $   5,482,625    $  10,904,830
       Noncurrent assets - primarily investment in cable
         television properties                                  362,850,452      338,316,421
                                                              -------------    -------------
                  Total assets                                $ 368,333,077    $ 349,221,251
                                                              =============    =============

       Current liabilities                                    $  14,269,423    $  12,949,304
       Long-term debt                                           228,500,000      194,000,000
       Other long-term liabilities                               29,888,353       27,949,964
       Partners' capital                                         95,675,301      114,321,983
                                                              -------------    -------------
                  Total liabilities and partners' capital     $ 368,333,077    $ 349,221,251
                                                              =============    =============


                                                                         Period Ended December 31
                                                            -------------------------------------------------
                                                                  1997              1996             1995
                                                              -------------    -------------     ------------
       Service revenues                                       $  96,659,228    $  90,368,332     $ 21,156,209
                                                              =============    =============     ============

       Income from operations                                 $   1,603,828    $   5,039,834     $    983,638
                                                              =============    =============     ============

       Net loss                                               $ (18,646,682)   $ (11,459,982)    $ (3,458,535)
                                                              =============    =============     ============

As of December 31, 1997, CCE-II provided cable television service to approximately 173,000 basic subscribers in southern California.

3.  NOTE PAYABLE:

In connection with the Crown Transaction, the Company issued a guarantee of payment to the holder of the HC Crown Note. Accordingly, the debt has been reflected as a liability of the Company in the accompanying financial statements. The HC Crown Note is also guaranteed by CAC and CCE, L.P. The HC Crown Note is an unsecured obligation. The HC Crown Note is limited in aggregate principal amount to $82.0 million and has a stated maturity date of December 31, 1999 (the "Stated Maturity Date"). Interest accrues at 13% per annum, compounded semiannually, but is not due and payable until the Stated Maturity Date. If principal plus accrued interest is not paid at the Stated Maturity Date, or if there are any other events of default, the annual rate at which interest accrues will initially increase to 18% and will increase by an additional 2% on each successive anniversary of the Stated Maturity Date (up to a maximum of 26%) until the HC Crown Note is repaid. In addition, a 3% default rate of interest can, in certain instances, be in effect simultaneously with the stated rate of interest on the HC Crown Note. The HC Crown Note is redeemable in whole or in part at the option of CCA Holdings at any time, without premium or penalty, provided that accrued interest is paid on the portion of the HC Crown Note so redeemed.

Borrowings under the HC Crown Note are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt (excluding the HC Crown Note) to adjusted consolidated annualized operating cash flow, as defined, not to exceed 6.75 to 1 at December 31, 1997. In addition to the subordination in right of payment provisions contained in the HC Crown Note, the HC Crown Note is subject to a subordination agreement in favor of the senior bank debt of CCE-I. Pursuant to the subordination agreement, substantially all rights and remedies under the HC Crown Note, including the rights to accelerate the maturity upon an event of default (including a payment of default), are suspended until the obligations under CCE-I's Credit Agreement (the "CCE-I Credit Agreement") are paid in full.

The HC Crown Note is subordinated to the CCE-I Credit Agreement. Pursuant to the terms of the CCE-I Credit Agreement, payments on the HC Crown Note are prohibited until the indefeasible payment in full in cash, and the termination of commitments to lend under the CCE-I Credit Agreement. The HC Crown Note will not have the benefit of any distributions from CCE-II until repayment in full of CCE-II's credit facility (the "CCE-II Credit Agreement") and the Gaylord Note.

The obligations owing on the HC Crown Note are guaranteed by CAC, CCE and CCE, L.P. (collectively referred to as the "Guarantors"). The CCE, L.P. guarantee cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement and the CCE-II Credit Agreement. The CAC and CCE guarantees cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement. The guarantees, by their terms, are limited to the proceeds of distributions received from CCE-I and income, if any, generated by the Guarantors. CCA Holdings and the Guarantors are dependent primarily upon distributions from CCE-I to service the HC Crown Note.

The fair value of the HC Crown Note plus accrued interest, based upon trading activity, was approximately $118.6 million and $89.5 million at December 31, 1997 and 1996, respectively.

4.  COMMITMENTS AND CONTINGENCIES:

Litigation

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995, on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997, the court granted in part and denied in part defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiff filed a motion to alter or amend the court's order which was denied. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

CCE is a named defendant in two actions involving Cencom Cable Income
Partners II, L.P. (CCIP II), a public limited partnership. On April 15, 1997, a petition was filed, and two amended petitions subsequently filed, in the Circuit Court of Jackson County, Missouri, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc. (Cencom Properties II), the general partner of CCIP II, Cencom Partners Inc., the general partner of Cencom Partners, L.P. (CPLP), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. By an agreement between the parties, the brokerage defendants and the fraud allegations in the sale of the units were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. On June 10, 1997, a purported class action was filed in the Court of Chancery of the State of Delaware, in and for New Castle County on behalf of the limited partners of CCIP II against Cencom Properties II, CCE, Charter, certain other entities managed by Charter and certain individuals, including officers of Charter or Cencom Properties II. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. The damages claimed by the plaintiffs are unspecified. CCE believes that it has meritorious defenses in both actions and intends to defend the actions vigorously. CCE is not able at this stage to project the expenses which will be associated with the actions or to predict any potential outcome or exposure.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able, at this early stage, to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

The Company is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Company's financial position or results of operations.

5. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that CCE-I and CCE-II have complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if CCE-I and CCE-II are unable to justify their rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by CCE-I and CCE-II in the event certain of their rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Company.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which alters federal, state and local laws and regulations pertaining to cable television, telecommunication and other services. Under the Telecommunications Act, telephone companies can complete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by CCE-I and CCE-II. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule makings or litigation or the substantive effect of the new legislation and the rule makings on the financial position or results of operations of the Company.

6.  INCOME TAXES:

CCE is part of the CCA Holdings consolidated group which files consolidated tax returns. Deferred tax assets and liabilities are recognized for the estimated future tax consequence attributable to differences between the financial statement carrying amounts of existing assets and liabilities, and their respective tax bases. Deferred income tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. Deferred income tax expense or benefit is the result of changes in the liability or asset recorded for deferred taxes. A valuation allowance must be established for any portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

During 1997 and 1996, changes in the Company's temporary differences and losses from operations, resulted in deferred tax benefits of approximately $6.7 million and $6.1 million, respectively. These amounts were offset by valuation allowances of equal amounts.

No current provision (benefit) for income taxes was recorded during 1997 and 1996.

Deferred income taxes are comprised of the following at December 31:



                                                                                    1997            1996
                                                                                ------------     ------------
       Deferred income tax assets:
         Tax loss carryforwards                                                 $ 29,562,000     $ 24,046,000
         Valuation allowance                                                     (12,973,000)      (6,843,000)
                                                                                ------------     ------------
                  Total deferred income tax assets                                16,589,000       17,203,000

       Deferred income tax liability:
         Investment in unconsolidated limited partnership                        (72,089,000)     (72,703,000)
                                                                                --------------   --------------
                  Net deferred income tax liability                             $(55,500,000)    $(55,500,000)
                                                                                ============     ============

At December 31, 1997, the Company had net operating loss (NOL) carryforwards for regular income tax purposes aggregating approximately $73.9 million, which expire in various years through 2011. Utilization of the NOLs is subject to certain limitations.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Charter Communications Entertainment, L.P.:


We have audited the accompanying balance sheets of Charter Communications Entertainment, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Entertainment, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
   February 6, 1998

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                   BALANCE SHEETS - DECEMBER 31, 1997 AND 1996

                                                                                     1997             1996
                                                                                 ------------     ------------
                                  ASSETS
                                  ------
INVESTMENTS IN UNCONSOLIDATED LIMITED PARTNERSHIPS                               $235,132,242     $279,854,790

SUBORDINATED NOTE RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP
                                                                                   25,000,000       25,000,000

INTEREST RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP
                                                                                    4,403,000        2,418,000
                                                                                 ------------     ------------
                                                                                 $264,535,242     $307,272,790
                                                                                 ============     ============

                    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
                    -------------------------------------------

NOTE PAYABLE                                                                     $ 82,000,000     $ 82,000,000

ACCRUED INTEREST ON NOTE PAYABLE                                                   36,919,412       22,843,403

PARTNERS' CAPITAL (DEFICIT):
     General partners                                                              (3,836,797)         624,614
     Limited partners-
     Ordinary Capital Accounts                                                    (64,759,988)      10,543,510
     Preferred Capital Account                                                    214,212,615      191,261,263
                                                                                 ------------     ------------
           Total partners' capital                                                145,615,830      202,429,387
                                                                                 ------------     ------------
                                                                                 $264,535,242     $307,272,790
                                                                                 ============     ============



      The accompanying notes are an integral part of these balance sheets.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF OPERATIONS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          1997              1996              1995
                                                                      ------------      ------------      ------------
EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                 $(44,722,548)     $(45,968,911)     $(34,730,760)

INTEREST EXPENSE                                                       (14,076,009)      (12,404,598)      (10,438,805)

INTEREST INCOME - UNCONSOLIDATED LIMITED PARTNERSHIP                     1,985,000         1,918,000           500,000
                                                                      ------------      ------------      ------------
           Net loss                                                    (56,813,557)      (56,455,509)      (44,669,565)

PREFERRED RETURN                                                       (22,951,352)      (20,492,278)       (5,081,095)
                                                                      ------------      ------------      ------------
                                                                       (79,764,909)      (76,947,787)      (49,750,660)
                                                                      ------------      ------------      ------------
NET LOSS ALLOCATION:
   General partners                                                     (4,461,411)       (4,303,844)       (2,782,632)
   Limited partners - Preferred Capital Account                               -                 -                 -
                                                                      ------------      ------------      ------------
                                                                        (4,461,411)       (4,303,844)       (2,782,632)
                                                                      ------------      ------------      ------------
NET LOSS APPLICABLE TO LIMITED PARTNERS -
   ORDINARY CAPITAL ACCOUNTS                                          $(75,303,498)     $(72,643,943)     $(46,968,028)
                                                                      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                    STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                          Limited Partners
                                                                   -----------------------------

                                                                     Ordinary        Preferred
                                                    General          Capital          Capital
                                                    Partners         Accounts         Account              Total
                                                   -----------     ------------     ------------        ------------
BALANCE, January 1, 1995                           $         -     $          -     $       -           $       -

   Partners' capital contributions                   7,711,090      130,155,481      165,687,890         303,554,461
   Net loss                                         (2,498,438)     (42,171,127)            -            (44,669,565)
   Preference allocation                              (284,194)      (4,796,901)       5,081,095                -
                                                   -----------     ------------     ------------        ------------
BALANCE, December 31, 1995                           4,928,458       83,187,453      170,768,985         258,884,896

   Net loss                                         (3,157,670)     (53,297,839)            -            (56,455,509)
   Preference allocation                            (1,146,174)     (19,346,104)      20,492,278                -
                                                   -----------     ------------     ------------        ------------
BALANCE, December 31, 1996                             624,614       10,543,510      191,261,263         202,429,387

   Net loss                                         (3,177,696)     (53,635,861)            -            (56,813,557)
   Preference allocation                            (1,283,715)     (21,667,637)      22,951,352                -
                                                   -----------     ------------     ------------        ------------
BALANCE, December 31, 1997                         $(3,836,797)    $(64,759,988)    $214,212,615        $145,615,830
                                                   ===========     ============     ============        ============



        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                            STATEMENTS OF CASH FLOWS

           FOR THE THREE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   1997              1996             1995
                                                                               ------------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                    $(56,813,557)     $56,455,509)     $ 44,669,565)
     Adjustments to reconcile net loss to net cash provided by
         operating activities- Equity in loss of unconsolidated
         limited partnerships                                                    44,722,548       45,968,911        34,730,760
         Changes in assets and liabilities-
           Interest receivable from unconsolidated limited partnership           (1,985,000)      (1,918,000)         (500,000)
           Accrued interest on note payable                                      14,076,009       12,404,598        10,438,805
                                                                               ------------      -----------      ------------
           Net cash provided by operating activities                                   -                -                 -
                                                                               ------------      -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investments in unconsolidated limited partnerships                                -                -         (360,554,461)
                                                                               ------------      -----------      ------------
           Net cash used in investing activities                                       -                -         (360,554,461)
                                                                               ------------      -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   General partners' contributions                                                     -                -            7,711,090
   Limited partners' contributions                                                     -                -          295,843,371
     Issuance of note receivable to unconsolidated limited partnership                 -                -          (47,000,000)
     Payments on note receivable from unconsolidated limited partnership               -                -           22,000,000
   Proceeds from note payable                                                          -                -           82,000,000
                                                                               ------------      -----------      ------------
           Net cash provided by financing activities                                   -                -          360,554,461
                                                                               ------------      -----------      ------------

CASH, beginning and end of year                                                $       -         $      -         $       -
                                                                               ============      ===========      ============

CASH PAID FOR INTEREST                                                         $       -         $      -         $       -
                                                                               ============      ===========      ============

CASH PAID FOR TAXES, net of refunds                                            $       -         $      -         $       -
                                                                               ============      ===========      ============

        The accompanying notes are an integral part of these statements.

                   CHARTER COMMUNICATIONS ENTERTAINMENT, L.P.


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

In connection with a reorganization under common control, the assets of certain cable television systems located in Connecticut and Missouri were contributed from CCA Acquisition Corp. (CAC) and its wholly owned subsidiary, Cencom Cable Entertainment, Inc. (CCE), respectively, to Charter Communications Entertainment, L.P. (CCE, L.P. or the "Partnership"). CAC and CCE owned and operated the systems during the first nine months of 1995. These systems were contributed to a newly formed partnership, Charter Communications Entertainment I, L.P. (CCE-I). The Partnership, CAC, CCE and CCE-I are all approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals, and approximately 15% by Charter Communications, Inc. (Charter), manager of cable television systems. This series of transactions has been accounted for in a manner similar to a pooling of interests. Accordingly, the financial statements reflect the activity of these systems for the entire year ended December 31, 1995.

In January 1995, CAC completed the acquisition of certain cable television systems from Crown Media, Inc. (Crown), a subsidiary of Hallmark Cards, Incorporated (Hallmark) (the "Crown Transaction"). In September 1995, CCT Holdings Corp. (CCT Holdings) acquired certain cable television systems from Gaylord Entertainment Company, Inc. (Gaylord). On September 29, 1995, CAC and CCT Holdings, an entity affiliated by common ownership with CCA Holdings Corp. (CCA Holdings), the parent company of CAC, entered into an Asset Exchange Agreement whereby CAC exchanged a 1% undivided interest in all of its assets for a 1.22% undivided interest in certain assets to be acquired by CCT Holdings from an affiliate of Gaylord. Upon execution of the Asset Exchange Agreement, CAC and CCT Holdings entered into a series of agreements to contribute the assets acquired under the Crown Transaction to CCE-I and certain assets acquired in the Gaylord acquisition to Charter Communications Entertainment II, L.P. (CCE-II). As a result of entering into these agreements, CCA Holdings owns a 55% interest and CCT Holdings owns a 45% interest in the operations of CCE-I and CCE-II, respectively. The net loss of CCE-I for the period prior to September 29, 1995, was allocated entirely to CCA Holdings.

As a result of these transactions, CCE owns a 33% limited partnership interest in the Partnership, CAC owns a 21% limited partnership interest in the Partnership and CCT Holdings owns a 44% limited partnership interest in the Partnership. CAC and CCT Holdings each own a 1% general partnership interest in the Partnership.

The Partnership will terminate no later than December 31, 2055, as provided in its partnership agreement (the "Partnership Agreement").

Investment in Unconsolidated Limited Partnerships

The Partnership has a 97.78% limited partnership interest in both CCE-I and CCE-II. CCE-I is controlled by CAC and CCE-II is controlled by CCT Holdings through their general partnership interests and provisions within the various partnership agreements; therefore, the Partnership's investment in these entities is accounted for using the equity method of accounting. Under this method, the investments are originally recorded at cost and are subsequently adjusted to recognize the Partnership's share of net earnings or losses as they occur and distributions when received.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  INVESTMENTS IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Summary financial information of CCE-I and CCE-II as of December 31, 1997 and 1996, and for the years then ended and for the year ended December 31, 1995, for CCE-I, and the period from inception (April 20, 1995) to December 31, 1995, for CCE-II, which is not consolidated with the operating results of the Partnership, is as follows:

                                                                   CCE-I
                                                      ------------------------------
                                                               As of December 31
                                                      ------------------------------
                                                          1997              1996
                                                      ------------      ------------
Current assets                                        $  8,654,394      $  8,999,959
  Noncurrent assets - primarily investment in
    cable television properties                        629,918,900       657,011,095
                                                      ------------      ------------
           Total assets                               $638,573,294      $666,011,054
                                                      ============      ============

Current liabilities                                   $ 50,343,028      $ 28,518,335
Long-term debt                                         437,295,000       462,120,000
Other long-term liabilities                              5,502,274         2,848,479
Partners' capital                                      145,432,992       172,524,240
                                                      ------------      ------------
           Total liabilities and partners'capital     $638,573,294      $666,011,054
                                                      ============      ============

                                                                   Year Ended December 31
                                                      ------------------------------------------------
                                                         1997               1996              1995
                                                      ------------      ------------      ------------

Service revenues                                      $169,324,522      $143,023,261      $ 99,689,410
                                                      ============      ============      ============

Income (loss) from continuing operations              $ 11,619,225      $  1,106,166      $ (6,946,137)
                                                      ============      ============      ============

Net loss                                              $(27,091,248)     $(35,552,609)     $(31,423,151)
                                                      ============      ============      ============

As of December 31, 1997, CCE-I provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri and New Hampshire.

                                                                  CCE-II
                                                      ------------------------------
                                                              As of December 31
                                                      ------------------------------
                                                          1997              1996
                                                      ------------      ------------
Current assets                                        $  5,482,625      $ 10,904,830
  Noncurrent assets - primarily investment in
    cable television properties                        362,850,452       338,316,421
                                                      ------------      ------------
           Total assets                               $368,333,077      $349,221,251
                                                      ============      ============

Current liabilities                                   $ 14,269,423      $ 12,949,304
Long-term debt                                         228,500,000       194,000,000
Other long-term liabilities                             29,888,353        27,949,964
Partners' capital                                       95,675,301       114,321,983
                                                      ------------      ------------
           Total liabilities and partners' capital    $368,333,077      $349,221,251
                                                      ============      ============


                                                                  Period Ended December 31
                                                      ------------------------------------------------
                                                          1997               1996               1995
                                                      ------------      ------------      ------------
Service revenues                                      $ 96,659,228      $ 90,368,332      $ 21,156,209
                                                      ============      ============      ============

Income from operations                                $  1,603,828      $  5,039,834      $    983,638
                                                      ============      ============      ============

Net loss                                              $(18,646,682)     $(11,459,982)     $ (3,458,535)
                                                      ============      ============      ============

As of December 31, 1997, CCE-II provided cable television service to approximately 173,000 basic subscribers in southern California.

3. SUBORDINATED NOTE RECEIVABLE FROM UNCONSOLIDATED LIMITED PARTNERSHIP:

In conjunction with the Gaylord acquisition, the Partnership issued a Promissory Note (the "CCE-II Note") to CCE-II in the amount of $47.0 million. Immediately upon closing of the acquisition, CCE-II used proceeds from borrowings under its revolving credit and term loan facility (the "CCE-II Credit Agreement") to repay $22.0 million on the CCE-II Note. All principal or interest amounts due under the CCE-II Note are subordinated with respect to the CCE-II Credit Agreement. The CCE-II Note matures on March 31, 2005. The CCE-II Note bears interest at an annual rate equal to the weighted average interest rate payable on the loans outstanding under the CCE-II Credit Agreement which was 7.82% and 7.66% during 1997 and 1996, respectively. The interest rates ranged from 7.00% to 7.96% and 7.19% to 7.75% at December 31, 1997 and 1996, respectively. At December 31, 1997 and 1996, the principal amount due under the CCE-II Note is included in Subordinated note receivable from unconsolidated limited partnership and accrued interest related to the CCE-II Note is included in Interest receivable from unconsolidated limited partnership on the accompanying balance sheet.

4.  NOTE PAYABLE:

In connection with the Crown Transaction, the Partnership issued a guarantee of payment to the holder of the HC Crown Note. Accordingly, the debt has been reflected as a liability of the Partnership in the accompanying financial statements. The HC Crown Note is also guaranteed by CAC and CCE. The HC Crown
Note is an unsecured obligation. The HC Crown Note is limited in aggregate principal amount to $82.0 million and has a stated maturity date of December 31, 1999 (the "Stated Maturity Date"). Interes accrues at 13% per annum, compounded semiannually, but is not due and payable until the Stated Maturity Date. If principal plus accrued interest is not paid at the Stated Maturity Date, or if there are any other events of default, the annual rate at which interest accrues will initially increase to 18% and will increase by an additional 2% on each successive anniversary of the Stated Maturity Date (up to 26%) until the HC Crown Note is repaid; in addition, a 3% default rate of interest can, in certain instances, be in effect simultaneously with the stated rate of interest on the HC Crown Note. The HC Crown Note is redeemable in whole or in part at the option of CCA Holdings at any time, without premium or penalty, provided that accrued interest is paid on the portion of the HC Crown Note so redeemed.

Borrowings under the HC Crown Note are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt (excluding the HC Crown Note) to adjusted consolidated annualized operating cash flow, as defined, not to exceed 6.75 to 1 at December 31, 1997. In addition to the subordination in right of payment provisions contained in the HC Crown Note, the HC Crown Note is subject to a subordination agreement in favor of senior bank debt of CCE-I. Pursuant to the subordination agreement, substantially all rights and remedies under the HC Crown Note, including the rights to accelerate the maturity upon an event of default (including a payment of default), are suspended until the obligations under CCE-I's Credit Agreement (the "CCE-I Credit Agreement") are paid in full.

The HC Crown Note is subordinated to the CCE-I Credit Agreement. Pursuant to the terms of the CCE-I Credit Agreement, payments on the HC Crown Note are prohibited until the indefeasible payment in full in cash, and the termination of commitments to lend under the CCE-I Credit Agreement. The HC Crown Note will not have the benefit of any distributions from CCE-II until repayment in full of the CCE-II Credit Agreement and the Gaylord Note.

The obligations owing on the HC Crown Note are guaranteed by CAC, CCE and CCE, L.P. (collectively referred to as the "Guarantors"). The CCE, L.P. guarantee cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement and the CCE-II Credit Agreement. The CAC and CCE guarantees cannot be enforced until the repayment in full and termination of the CCE-I Credit Agreement. The guarantees, by their terms, are limited to the proceeds of distributions received from CCE-I and income, if any, generated by the Guarantors. CCA Holdings and the Guarantors are dependent primarily upon distributions from CCE-I to service the HC Crown Note.

The fair value of the HC Crown Note plus accrued interest, based upon trading activity, was approximately $118.6 million and $89.5 million at December 31, 1997 and 1996, respectively.

5.  PARTNERSHIP INTERESTS:

Under the terms of the Partnership Agreement, the profits and losses for income tax reporting purposes are allocated among the partners in accordance with their percentage interests subject to any adjustments required by the Internal Revenue Code and Treasury Regulations.

For financial reporting purposes, profits and losses, and the preferred return (described below) are allocated in accordance with the liquidation provisions in the Partnership Agreement.

Proceeds from the liquidation of the Partnership shall be distributed as follows: (i) to the payment of liquidation expenses; (ii) to the payment of creditors of the Partnership and the establishment of reserves to provide for contingent liabilities; (iii) to CCT Holdings, equal to the amount of its Preferred Capital Account; (iv) to each partner to the extent of such positive balance in the ratio in which its respective ordinary capital account balance bears to all such ordinary capital account balances and (v) the remaining balance to the partners in accordance with their percentage interests at the time of liquidation.

CCT Holdings is entitled to an annual preferred return computed in accordance with the provisions in the Partnership Agreement.

Pursuant to the Partnership Agreement, while any amounts remain outstanding under both the HC Crown Note and the Gaylord Note, distributions to the Partnership by CCE-I will be distributed by the Partnership to CAC and CCE (pro rata) for use solely to service the HC Crown Note and distributions to the Partnership by CCE-II will be distributed by the Partnership to CCT Holdings to service the Gaylord Note. If the Gaylord Note is repaid prior to payment in full of the HC Crown Note, then all distributions to the Partnership from both CCE-I and CCE-II will be used to service the HC Crown Note. If the HC Crown Note is repaid prior to payment in full of the Gaylord Note, then all distributions to the Partnership from both CCE-I and CCE-II will be used to service the Gaylord Note.

6.  COMMITMENTS AND CONTINGENCIES:

Litigation

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995, on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997, the court granted in part and denied in part defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiff filed a motion to alter or amend the court's order which was denied. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes th lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able, at this early stage, to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

The Partnership is also a party to lawsuits which are generally incidental to its business. In the opinion of management after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

7. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic servic rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that CCE-I and CCE-II have complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if CCE-I and CCE-II are unable to justify their rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by CCE-I and CCE-II in the event certain of their rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Partnership.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act"), which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by CCE-I and CCE-II. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule-makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule-makings or litigation or the substantive effect of the new legislation and the rule-makings on the financial position or results of operations of the Partnership.

8.  INCOME TAXES:

The book value of the Partnership's net assets is less than its tax reporting basis by $11,196,317 and $4,912,673 as of December 31, 1997 and 1996,
respectively.

9.  SIGNIFICANT NONCASH TRANSACTIONS:

The Partnership engaged in the following significant noncash financing transactions during 1997 and 1996:

                                                               1997             1996            1995
                                                            -----------      -----------     ----------
   Preference allocation - Preferred Capital Account
     (see Note 5)                                           $22,951,352      $20,492,278     $5,081,095

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Charter Communications Entertainment I, L.P.:


We have audited the accompanying consolidated balance sheets of Charter Communications Entertainment I, L.P. (a Delaware limited partnership) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Entertainment I, L.P. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 6, 1998

                  CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P.

                                 AND SUBSIDIARY


            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996



                                                                                         1997                1996
                                                                                 ------------------  ------------------
                                        ASSETS
                                        ------
CURRENT ASSETS:
 Cash and cash equivalents                                                       $        2,595,272  $        2,934,939
 Accounts receivable, net of allowance for doubtful accounts of $454,097
   and $371,166, respectively                                                             5,305,049           5,465,750
 Prepaid expenses and other                                                                 754,073             490,443
 Net assets of discontinued operation                                                             -             108,827
                                                                                 ------------------  ------------------
   Total current assets                                                                   8,654,394           8,999,959
                                                                                 ------------------  ------------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, net                                                    204,645,667         206,351,379
  Franchise costs, net of accumulated amortization of $87,601,155 and
    $51,761,758, respectively                                                           414,800,499         439,232,345
                                                                                 ------------------  ------------------
                                                                                        619,446,166         645,583,724
                                                                                 ------------------  ------------------
OTHER ASSETS, net                                                                        10,472,734           9,667,356
                                                                                 ------------------  ------------------
NET NONCURRENT ASSETS OF DISCONTINUED OPERATION                                                   -           1,760,015
                                                                                 ------------------  ------------------
                                                                                 $      638,573,294  $      666,011,054
                                                                                 ==================  ==================
                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------
CURRENT LIABILITIES:
 Current maturities of long-term debt                                            $       25,625,000  $        5,880,000
 Accounts payable and accrued expenses                                                   23,309,250          18,517,774
 Subscriber deposits                                                                        452,642             473,601
 Payables to manager of cable television systems                                            956,136           2,245,009
 Other current liabilities                                                                        -           1,401,951
                                                                                 ------------------  ------------------
       Total current liabilities                                                         50,343,028          28,518,335
                                                                                 ------------------  ------------------
DEFERRED REVENUE                                                                          1,465,287             708,339
                                                                                 ------------------  ------------------
LONG-TERM DEBT, less current maturities                                                 437,295,000         462,120,000
                                                                                 ------------------  ------------------
DEFERRED MANAGEMENT FEES                                                                  4,036,987           2,140,140
                                                                                 ------------------  ------------------
PARTNERS' CAPITAL:
 General Partner                                                                          1,059,942           1,862,703
 Limited Partners-
  Ordinary Capital Accounts                                                              25,453,638          65,818,135
  Preferred Capital Account                                                             118,919,412         104,843,402
                                                                                 ------------------  ------------------
       Total partners' capital                                                          145,432,992         172,524,240
                                                                                 ------------------  ------------------
                                                                                 $      638,573,294  $      666,011,054
                                                                                 ==================  ==================

The accompanying notes are an integral part of these consolidated balance sheets.

                  CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P.

                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                       1997                 1996                 1995
                                                               ------------------   ------------------   ------------------
SERVICE REVENUE                                                $      169,324,522   $      143,023,261   $       99,689,410
                                                               ------------------   ------------------   ------------------
EXPENSES:
 Operating costs                                               $       66,935,944           59,869,348           41,800,111
 General and administrative                                            16,164,658           11,255,985            7,142,567
 Depreciation and amortization                                         67,903,882           65,757,387           51,193,702
 Management and financial advisory service fees -
  related parties                                                       6,700,813            5,034,375            6,499,167
                                                               ------------------   ------------------   ------------------
                                                                      157,705,297          141,917,095          106,635,547
                                                               ------------------   ------------------   ------------------
        Income (loss) from continuing operations                       11,619,225            1,106,166           (6,946,137)
                                                               ------------------   ------------------   ------------------
OTHER INCOME (EXPENSE):
 Interest income                                                           57,030              164,476              503,585
 Interest expense                                                     (38,923,760)         (34,249,422)         (25,022,221)
 Other, net                                                               156,257           (1,058,271)              41,622
                                                               ------------------   ------------------   ------------------
                                                                      (38,710,473)         (35,143,217)         (24,477,014)
                                                               ------------------   ------------------   ------------------
        Net loss from continuing operations                           (27,091,248)         (34,037,051)         (31,423,151)

LOSS FROM DISCONTINUED OPERATION                                                -           (1,515,558)                   -
                                                               ------------------   ------------------   ------------------
        Net loss                                                      (27,091,248)         (35,552,609)         (31,423,151)

PREFERRED RETURN                                                      (14,076,010)         (12,404,597)          (3,020,613)
                                                               ------------------   ------------------   ------------------
        Net loss applicable to partners' capital accounts             (41,167,258)         (47,957,206)         (34,443,764)
                                                               ------------------   ------------------   ------------------
NET LOSS ALLOCATION:
 General Partner                                                         (802,761)            (935,166)            (124,031)
 Limited Partners - Preferred Capital Account                                   -                    -                    -
                                                               ------------------   ------------------   ------------------
                                                                         (802,761)            (935,166)            (124,031)
                                                               ------------------   ------------------   ------------------
LOSS APPLICABLE TO LIMITED PARTNERS -
 ORDINARY CAPITAL ACCOUNTS                                     $      (40,364,497)  $      (47,022,040)  $      (34,319,733)
                                                               ==================   ==================   ==================

 The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P.

                                 AND SUBSIDIARY


                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                             Limited Partners
                                                                   ---------------------------------------
                                                                      Ordinary             Preferred
                                                   General            Capital               Capital
                                                   Partner           Accounts               Account                Total
                                               ---------------  --------------------  --------------------  ------------------
BALANCE, December 31, 1994                     $            -    $                -     $                -  $                -

 Capital contributions                              2,921,900           147,159,908             89,418,192         239,500,000
 Allocation of net loss                               (65,129)          (31,358,022)                     -         (31,423,151)
 Allocation of preferred return                       (58,902)           (2,961,711)             3,020,613                   -
                                               --------------    ------------------     ------------------  ------------------
BALANCE, December 31, 1995                          2,797,869           112,840,175             92,438,805         208,076,849

 Allocation of net loss                              (693,276)          (34,859,333)                     -         (35,552,609)
 Allocation of preferred return                      (241,890)          (12,162,707)            12,404,597                   -
                                               --------------    ------------------     ------------------  ------------------
BALANCE, December 31, 1996                          1,862,703            65,818,135            104,843,402         172,524,240
 Allocation of net loss                              (528,279)          (26,562,969)                     -         (27,091,248)
 Allocation of preferred return                      (274,482)          (13,801,528)            14,076,010                   -
                                               --------------    ------------------     ------------------  ------------------
BALANCE, December 31, 1997                     $    1,059,942    $       25,453,638     $      118,919,412  $      145,432,992
                                               ==============    ==================     ==================  ==================

 The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P.

                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                                1997                 1996                 1995
                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

 Net loss                                             $      (27,091,248)  $      (35,552,609)  $      (31,423,151)
 Adjustments to reconcile net loss to net cash
  provided  by operating activities-
    Depreciation and amortization                             67,903,882           65,757,387           51,193,702
    Amortization of debt issuance costs                        1,193,634                    -                    -
    (Gain) loss on sale of property, plant and
    equipment                                                   (156,257)           1,256,945                    -
    Loss from discontinued operation                                   -            1,515,558                    -
    Changes in assets and liabilities, net of
     effects from  acquisitions-
       Accounts receivable, net                                  160,701           (1,748,468)          (1,387,654)
       Prepaid expenses and other                               (263,630)             279,406             (250,428)
       Accounts payable and accrued expenses                   4,791,476            4,056,629            4,249,587
       Subscriber deposits                                       (20,959)            (257,062)             (11,303)
       Payables to manager of cable television
        systems, including deferred management fees              607,974              462,620            3,922,529
       Other current liabilities                              (1,401,951)           1,401,951                    -
       Deferred revenue                                          525,790             (144,748)             780,612
                                                      ------------------   ------------------   ------------------
       Net cash provided by operating activities              46,249,412           37,027,609           27,073,894
                                                      ------------------   ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                  (40,724,243)         (33,898,020)         (22,023,524)
 Proceeds from sale of property, plant and equipment             260,924              986,359                    -
 Payments for acquisitions, net of cash acquired                       -         (122,017,267)        (579,179,458)
 Other investing activities                                     (763,362)            (820,829)          (1,652,067)
                                                      ------------------   ------------------   ------------------
       Net cash used in investing activities                 (41,226,681)        (155,749,757)        (602,855,049)
                                                      ------------------   ------------------   ------------------

                       (Continued on the following page)

                  CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P.

                                 AND SUBSIDIARY


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (Continued)



                                                                  1997                 1996                 1995
                                                          ------------------   ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments of debt issuance costs                          $         (282,398)  $       (2,773,844)  $       (7,287,914)
 Borrowings under revolving credit and term loan facility         22,900,000          120,500,000          356,000,000
 Payments of revolving credit and term loan facility             (27,980,000)          (7,500,000)          (1,000,000)
 Limited Partners' contributions                                           -                    -          236,578,100
 General Partner's contribution                                            -                    -            2,921,900
                                                          ------------------   ------------------   ------------------
          Net cash provided by (used in) financing
            activities                                            (5,362,398)         110,226,156          587,212,086
                                                          ------------------   ------------------   ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                         (339,667)          (8,495,992)          11,430,931

CASH AND CASH EQUIVALENTS, beginning of year                       2,934,939           11,430,931                    -
                                                          ------------------   ------------------   ------------------
CASH AND CASH EQUIVALENTS, end of year                    $        2,595,272   $        2,934,939   $       11,430,931
                                                          ==================   ==================   ==================
CASH PAID FOR INTEREST                                    $       34,980,126   $       33,921,715   $       22,907,403
                                                          ==================   ==================   ==================
CASH PAID FOR TAXES, net of refunds                       $                -   $                -   $                -
                                                          ==================   ==================   ==================

 The accompanying notes are an integral part of these consolidated statements.

                  CHARTER COMMUNICATIONS ENTERTAINMENT I, L.P.

                                 AND SUBSIDIARY


                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation and Organization

The accompanying consolidated financial statements include the accounts of Cable Advertising of St. Louis, L.L.P. (CASTL), a wholly owned subsidiary of Charter Communications Entertainment I, L.P.(the "Partnership"). The Partnership was formed for the purpose of acquiring and operating existing cable television systems and commenced operations in January 1995 with the assignment of its general and limited partnership interests. The Partnership will terminate no later than December 31, 2055, as provided in its partnership agreement (the "Partnership Agreement").

CCA Acquisition Corp. (CAC), the General Partner, holds a 1.22% interest in the Partnership. CAC is a wholly owned subsidiary of CCA Holdings Corp. (CCA Holdings). Charter Communications Entertainment, L.P. (CCE) and CCT Holdings Corp. (CCT Holdings) hold limited partnership interests in the Partnership of 97.78% and 1%, respectively. CCT Holdings and CCA Holdings hold partnership interests in CCE of 45% and 55%, respectively. CCA Holdings and CCT Holdings are each approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of the Partnership's cable television systems (see Note 9).

As of December 31, 1997, the Partnership provided cable television service to approximately 350,300 basic subscribers in Connecticut, Illinois, Massachusetts, Missouri and New Hampshire.

Cash Equivalents

Cash equivalents at December 31, 1997 and 1996, consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a residence are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement costs and betterments are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:


                Cable distribution systems             5-15 years
                Buildings and leasehold improvements   5-15 years
                Premium subscription units              3-5 years
                Vehicles and equipment                  3-5 years

During 1997, the Partnership shortened the estimated useful lives of certain property, plant and equipment for depreciation purposes. As a result, an additional $4,631,000 of depreciation was recorded during 1997.

Franchise Costs

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets at date of acquisition and are amortized using the straight-line method over 15 years.

Other Assets, net

Organizational expenses are being amortized using the straight-line method over five years. Debt issuance costs are being amortized over the term of the debt.

Impairment of Assets

If the facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Service Revenues

Cable service revenues are recognized when the related services are provided.

Installation service revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system. No installation service revenue has been deferred at December 31, 1997 and 1996, as direct selling costs have exceeded installation service revenues.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as Service revenues.

Other Income (Expense)

Other, net includes gain and loss on disposition of property, plant and equipment and other miscellaneous income and expense items, which are not directly related to the Partnership's primary business. A loss of $1,256,945 was recognized on the sale of two buildings for the year ended December 31, 1996.

Interest Rate Hedge Agreements

The Partnership manages fluctuations in interest rates by using interest rate hedge agreements, as required by its debt agreement. The interest rate swaps, caps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred. Premiums paid for interest rate caps are deferred, included in other assets, and are amortized over the original term of the interest rate agreement as an adjustment to interest expense.

The Partnership's interest rate swap agreements require the Partnership to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. Interest rate caps and collars are entered into by the Partnership to reduce the impact of rising interest rates on floating rate debt.

The Partnership's participation in interest hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. The interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

Income taxes are the responsibility of the partners and are not provided for in the accompanying financial statements, except for income taxes imposed by the state of Illinois. The state income tax benefit generated by partnership losses for the years ended December 31, 1996 and 1997, was offset by a valuation allowance of an equal amount.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

2. PARTNERSHIP INTERESTS:

Under the terms of the Partnership Agreement, the profits and losses for income tax reporting purposes are allocated among the partners in accordance with their percentage interests subject to any adjustments required by the Internal Revenue Code and Treasury Regulations.

For financial reporting purposes, profits and losses, and the preferred return (described below) are allocated in accordance with the liquidation provisions in the Partnership Agreement.

Proceeds from the liquidation of the Partnership shall be distributed as follows: (i) to the payment of liquidation expenses; (ii) to the payment of creditors of the Partnership and the establishment of reserves to provide for contingent liabilities; (iii) to CCE, equal to the amount of its Preferred Capital Account; (iv) to each partner to the extent of such positive balance in the ratio in which its respective ordinary capital account balance bears to all such ordinary capital account balances; and (v) the remaining balance to the partners in accordance with their percentage interests at the time of liquidation.

The Partnership Agreement provides for, among other things, distributions to the respective partners in proportion to their respective partnership interests, and the creation of a preferred capital account and preferred distributions related thereto. CCE is entitled to an annual preferred return computed in accordance with the provisions in the Partnership Agreement. The effect of these provisions is to direct the proceeds of distributions from the Partnership to CCE for repayment of the HC Crown Note (as defined herein). Furthermore, the Credit Agreement (as defined herein) establishes limitations on distributions.

3. ACQUISITIONS:

In 1995, the Partnership acquired cable television systems in two separate transactions for an aggregate purchase price, net of cash acquired, of approximately $579.2 million. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the date of acquisition was $391.7 million and is included in Franchise costs.

In 1996, the Partnership acquired cable television systems in three separate transactions for an aggregate purchase price, net of cash acquired, of approximately $122.0 million. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the date of acquisition was $100.2 million and is included in Franchise costs.

These acquisitions were accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the respective dates of acquisition.

The following are unaudited pro forma operating results for the 1996 acquisitions as though the acquisitions had been made on January 1, 1996, with pro forma adjustments to give effect to amortization of franchise costs, interest expense and certain other adjustments. The unaudited pro forma information does not purport to be indicative of the results of operations had these transactions been completed as of the assumed date or which may be obtained in the future.


                                                                                                    Year Ended
                                                                                                   December 31,
                                                                                                       1996
                                                                                                   -------------
                                                                                                     (Unaudited)
                Service revenues                                                                   $151,548,000
                Income from operations                                                                1,769,000
                Net loss                                                                            (38,654,000)

4. PROPERTY, PLANT AND EQUIPMENT, net:

Property, plant and equipment, net consists of the following at December 31:


                                                                                  1997                     1996
                                                                          ------------------       ------------------
                Cable distribution systems                                $      215,261,554       $      186,885,508
                Land, buildings and leasehold improvements                        14,186,428               17,135,488
                Premium subscription units                                        32,833,036               27,097,454
                Vehicles and equipment                                            16,569,801               14,784,041
                Construction-in-progress                                             172,851                3,243,405
                                                                          -------------------      ------------------
                                                                                 279,023,670              249,145,896
                Less-  Accumulated depreciation                                  (74,378,003)             (42,794,517
                                                                          -------------------      ------------------
                                                                          $      204,645,667       $      206,351,379
                                                                          ===================      ==================

5. OTHER ASSETS, net:

Other assets, net consist of the following at December 31:


                                                      1997            1996
                                                ----------------  --------------
Debt issuance costs, net of accumulated
 amortization of $2,872,754 and $1,656,817      $      7,471,402  $    8,404,941
Note receivable                                        2,100,000               -
Organizational expenses, net of accumulated
 amortization of $920,899 and $574,589                   661,090         965,489
Brokerage commissions, net of accumulated
 amortization of $76,341 and $13,459                     240,242         296,926
                                                ----------------  --------------
                                                $     10,472,734  $    9,667,356
                                                ================  ==============

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                              1997              1996
                                       ----------------  ----------------
Capital expenditures                   $        941,285  $      3,482,531
Accrued salaries and related benefits         1,688,276         1,283,024
Accounts payable                              2,963,548         1,763,895
Programming costs                             3,106,929         2,726,803
Franchise fees                                3,659,032         3,187,335
Accrued interest                              5,338,313         2,442,525
Other                                         5,611,867         3,631,661
                                       ----------------  ----------------
                                       $     23,309,250  $     18,517,774
                                       ================  ================

7. LONG-TERM DEBT:

Long-term debt consists of the following at December 31:


                                    1997                 1996
                           ------------------   ------------------
Credit Agreement:
 Term loans                $      274,120,000   $      280,000,000
 Fund loans                        85,000,000           85,000,000
 Revolving credit facility        103,800,000          103,000,000
                           ------------------   ------------------
                                  462,920,000          468,000,000
 Less-  Current maturities        (25,625,000)          (5,880,000)
                           ------------------   ------------------
                           $      437,295,000   $      462,120,000
                           ==================   ==================

The Partnership maintains a credit agreement (the "Credit Agreement"), which terminates in June 2004, with a consortium of banks for borrowings up to $505.0 million, consisting of a revolving credit facility of $140.0 million, term loans totaling $280.0 million and fund loans totaling $85.0 million. The debt bears interest, at the Partnership's option, at rates based upon the Base Rate, as defined in the Credit Agreement, LIBOR, or prevailing bid rates of certificates of deposit plus the applicable margin based upon the Partnership's leverage ratio at the time of the borrowings. The variable interest rates ranged from 7.63% to 8.50% and 7.63% to 8.38% at December 31, 1997 and 1996,
respectively.

Borrowings under the Credit Agreement are collateralized by the assets of the Partnership. In addition, CAC, CCE and CCT Holdings have pledged their partnership interests as additional security.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 6.0 to 1 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement.

Commencing September 30, 1997, and at the end of each calendar quarter thereafter, available borrowings under the revolving credit facility shall be reduced on an annual basis by 9.0% in 1998, 12.0% in 1999, 12.3% in 2000, 16.5%
in 2001 and 20.3% in 2002.

In addition to the foregoing, effective April 30, 1999, and on each April 30th thereafter, the Partnership is required to make a repayment of principal of the outstanding term loans and fund loans (pro rata) in an amount equal to 75% of Annual Excess Cash Flow, as defined in the Credit Agreement, for the preceding year if the leverage ratio is greater than 5.5 to 1, or 50% of Annual Excess Cash Flow if the leverage ratio is less than 5.5 to 1.

Based upon outstanding indebtedness at December 31, 1997, the amortization of term and fund loans and scheduled reductions in available borrowings described above, aggregate future principal payments on the Credit Agreement at December 31, 1997, are as follows:


                                                               Total
                                                               Amount
                                                         ------------------
                1998                                     $       25,625,000
                1999                                             34,025,000
                2000                                             48,440,000
                2001                                             70,150,000
                2002                                             85,900,000
                Thereafter                                      198,780,000
                                                         ------------------
                                                         $      462,920,000
                                                         ==================

8. FAIR VALUE OF FINANCIAL INSTRUMENTS:

A summary of debt and the related interest rate hedge agreements at December 31, 1997 and 1996, is as follows:


                                                                              1997
                                                     -----------------------------------------------------------
                                                      Carrying              Notional                Fair
                                                        Value                Amount                 Value
                                                --------------------  --------------------  --------------------
                Debt
                ----
                Credit Agreement                        $462,920,000           $         -         $462,920,000
                Interest Rate Hedge Agreements
                ------------------------------
                Swaps                                              -           230,000,000             (499,883)
                Caps                                               -           120,000,000                  891
                Collars                                            -           120,000,000             (229,282)

                                                              1996
                                     -----------------------------------------------------------
                                      Carrying              Notional                Fair
                                        Value                Amount                 Value
                                --------------------  --------------------  --------------------
Debt
----
Credit Agreement                        $468,000,000           $         -          $468,000,000
Interest Rate Hedge Agreements
------------------------------
Swaps                                              -           150,000,000             1,005,654
Caps                                               -           100,000,000                28,111

As the Credit Agreement bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1997 and 1996.

The weighted average interest pay rates for interest rate swap agreements were 7.78% and 7.61% at December 31, 1997 and 1996, respectively. The weighted average interest rate for interest rate cap agreements was 8.49% at December 31, 1997 and 1996. The weighted average interest rates for interest rate collar agreements were 9.04% and 7.53% for the cap and floor components, respectively, at December 31, 1997.

The notional amounts of interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Partnership's exposure through its use of interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

The fair value of interest rate hedge agreements generally reflects the estimated amounts that the Partnership would receive or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for the Partnership's interest rate hedge agreements.

Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. The Partnership has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of the Partnership.

9. RELATED-PARTY TRANSACTIONS:

Charter provides management services to the Partnership under the terms of a contract which provides for annual base fees equal to $4,845,000 as of December 31, 1997 and 1996, respectively, per annum plus an annual bonus equal to 30% of the excess, if any, of operating cash flow (as defined in the management agreement) over the projected operating cash flow for the year. Payment of the additional fee is prohibited until termination of the Credit Agreement due to restrictions provided within the Credit Agreement. Deferred management fees bear interest at 8% per annum. The additional fees for the years ended December 31, 1997, 1996 and 1995, totaled approximately $1,897,000, $1,137,000 and $1,003,000, respectively. In addition, the Partnership receives financial advisory services from an affiliate of Kelso under terms of a contract which provides for fees equal to $552,500 at December 31, 1997 and 1996, respectively, per annum. These agreements were amended during 1996 and 1995 in conjunction with each acquisition of cable television systems to increase the annual base fees for Charter and Kelso. Expenses recognized by the Partnership under these contracts during 1997, 1996 and 1995 were $6,700,813, $5,034,375 and $6,499,167, respectively. Management and financial advisory service fees currently payable of $1,211,250 and $1,181,300 are included in Payables to manager of cable television systems at December 31, 1997 and 1996, respectively.

The Partnership pays certain acquisition advisory fees to an affiliate of Kelso and Charter, which typically equal approximately 1% of the total purchase price paid for cable television systems acquired. Total acquisition fees paid to the affiliate of Kelso in 1997, 1996 and 1995 were $-0-, $1,140,000 and $5,250,000, respectively. Total acquisition fees paid to Charter in 1997, 1996 and 1995 were $-0-, $1,140,000 and $950,000, respectively.

The Partnership and all entities managed by Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and 1995, the Partnership expensed approximately $1,451,500, $1,401,300 and $840,000, respectively, relating to insurance allocations.

Beginning in 1996, the Partnership and other entities managed by Charter employed the services of Charter's National Data Center (the "National Data Center"). The National Data Center performs certain subscriber billing services and provides computer network, hardware and software support for the Partnership and other affiliated entities. The cost of billing services is allocated based on the number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997 and 1996, the Partnership expensed approximately $466,300 and $340,600, respectively, relating to these services.

The Partnership maintains a regional office. The regional office performs certain operational services on behalf of the Partnership and other affiliated entities. The cost of these services is allocated to the Partnership and affiliated entities based on their number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and 1995, the Partnership expensed approximately $861,100, $799,400 and $512,000, respectively, relating to these services.

10. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1997, 1996 and 1995 was $431,800, $617,600 and $533,000, respectively.

Future minimum lease payments are as follows:

                    1998                          $494,700
                    1999                           292,200
                    2000                           182,600
                    2001                           130,000
                    2002                            61,800
                    Thereafter                     287,700

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense for pole attachments during 1997, 1996 and 1995 was $1,914,400, $1,773,100 and $1,363,000, respectively.

Litigation

CCE-I is a named defendant in a purported class action lawsuit filed on October 20, 1995, on behalf of the Cencom Cable Income Partners, L.P. (CCIP) limited partners, which was filed in the Chancery Court of New Castle County, Delaware (the "Action"). The Action named as defendants the general partner of CCIP, the purchasers of all the systems previously owned by CCIP (which includes CCE-I and certain other entities managed by Charter), Charter and certain individuals, including the directors and executive officers of the general partner of CCIP. On February 15, 1996, the Court of Chancery of the State of Delaware in and for New Castle County dismissed all of the plaintiff's claims for injunctive relief (including that which sought to prevent the consummation of the Illinois system acquisition); the plaintiff's claims for money damages which may have resulted from the sale by CCIP of its assets (including the Illinois system) remain pending. Based upon, among other things, the advice of counsel, each of the defendants to the Action believes the Action to be without merit and is contesting it vigorously. In October 1996, the plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The general partner of CCIP believed that portions of the Amended Complaint are legally inadequate and in January 1997, filed a motion for summary judgment to dismiss all remaining claims in the Action. In October 1997, the court granted in part and denied in part defendants motion for summary judgment, the effect of which narrowed the remaining issues significantly. The plaintiff filed a motion to alter or amend the court's order which was denied. There can be no assurance, however, that the plaintiff will not be awarded damages, some or all of which may be payable by CCE-I, in connection with the Action.

On October 20, 1997, a purported class action was filed in St. Louis County Circuit Court under the name Gerald Ortbals v. Charter Communications, on behalf of all persons residing in Missouri who are or were residential subscribers of CCE-I cable television service, and who have been charged a processing fee for delinquent payment of their cable bill. The action challenges the legality of CCE-I's processing fee and seeks declaratory judgment, injunctive relief and unspecified damages. CCE-I believes the lawsuit to be without merit and intends to defend the action vigorously. CCE-I is not able, at this early stage, to project the expenses which will be associated with this action or to predict any potential outcome or financial impact.

The Partnership is also a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

11. REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the consolidated financial position or results of operations of the Partnership.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act'), which alters federal, state, and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule makings or litigation or the substantive effect of the new legislation and the rule makings on the consolidated financial position or results of operations of the Partnership.

12. INCOME TAXES:

The book value of the Partnership's net assets exceeds its tax reporting basis by $225,588,897 and $259,152,860 as of December 31, 1997 and 1996,
respectively.

13. DISCONTINUED OPERATION:

The Partnership sold its radio operation maintained by its former subsidiary, Charter Communications Radio St. Louis, LLC. The Partnership recorded the proceeds from the sale in the form of a note receivable from the purchasers of $2.1 million.

The net losses of this operation prior to December 31, 1996, are included in the consolidated statement of operations under "Loss from discontinued operation." Revenues from such operation were $1,532,572 for 1996. The noncurrent net assets of this operation were comprised primarily of property, plant and equipment, license fees and other deferred costs. No material gain or loss was incurred in connection with the disposition of these net assets.

14. EMPLOYEE BENEFIT PLANS:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). All employees who have attained age 21 and completed two months employment are eligible to participate in the 401(k) Plan. The 401(k) Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and 1995, the Partnership contributed $308,000, $269,900 and $177,000 to the 401(k) Plan, respectively.

In 1996, certain Partnership employees became participants in the 1996 Charter Communications/Kelso & Company Appreciation Rights Plan (the "Appreciation Rights Plan"). The Appreciation Rights Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter. The obligation and related expenses of the Appreciation Rights Plan are the responsibility of and have been recorded (pro rata) at CCA Holdings and CCT Holdings.

15. SIGNIFICANT NONCASH TRANSACTIONS:

The Partnership engaged in the following significant noncash transactions:


                                                   1997         1996        1995
                                            -----------  -----------  ----------
Preference allocation - Preferred Capital
 Account (see Note 2)                       $14,076,010  $12,404,597  $3,020,612
Issuance of note receivable for sale of
 radio operation (see Note 13)                2,100,000            -           -

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Charter Communications Entertainment II, L.P.:


We have audited the accompanying balance sheets of Charter Communications Entertainment II, L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (April 20, 1995) to December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Charter Communications Entertainment II, L.P. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and for the period from inception (April 20, 1995) to December 31, 1995, in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



ARTHUR ANDERSEN LLP



St. Louis, Missouri,
     February 6, 1998

                 CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P.


                  BALANCE SHEETS - DECEMBER 31, 1997 AND 1996



                                                        1997                1996
                                                 ------------------  ------------------

                                        ASSETS
                                        ------
CURRENT ASSETS:
 Cash and cash equivalents                       $        1,609,844  $        6,050,650
 Accounts receivable, net of allowance for
  doubtful accounts of $256,812 and $325,137              2,765,370           3,486,418
 Prepaid expenses and other                               1,107,411           1,367,762
                                                 ------------------  ------------------
     Total current assets                                 5,482,625          10,904,830
                                                 ------------------  ------------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, net                     126,399,822         119,701,617
 Franchise costs, net of accumulated
  amortization of $39,334,921 and $19,628,548           209,420,415         215,279,033
                                                 ------------------  ------------------
                                                        335,820,237         334,980,650
                                                 ------------------  ------------------
NOTE RECEIVABLE                                          25,000,000                   -
                                                 ------------------  ------------------
OTHER ASSETS, net                                         2,030,215           3,335,771
                                                 ------------------  ------------------
                                                 $      368,333,077  $      349,221,251
                                                 ==================  ==================

                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------
CURRENT LIABILITIES:
 Accounts payable and accrued expenses           $       13,235,447  $       11,588,865
 Subscriber deposits                                        394,052             418,500
 Payables to manager of cable television systems            639,924             941,939
                                                 ------------------  ------------------
     Total current liabilities                           14,269,423          12,949,304
                                                 ------------------  ------------------
DEFERRED REVENUE                                            324,548             383,070
                                                 ------------------  ------------------
LONG-TERM DEBT                                          228,500,000         194,000,000
                                                 ------------------  ------------------
SUBORDINATED NOTE PAYABLE TO LIMITED PARTNER             29,403,000          27,418,000
                                                 ------------------  ------------------
DEFERRED MANAGEMENT FEES                                    160,805             148,894
                                                 ------------------  ------------------
PARTNERS' CAPITAL:
 General Partner                                                  -                   -
 Limited Partners-
  Ordinary Capital Accounts                                       -                   -
  Preferred Capital Account                              95,675,301         114,321,983
                                                 ------------------  ------------------
     Total partners' capital                             95,675,301         114,321,983
                                                 ------------------  ------------------
                                                 $      368,333,077  $      349,221,251
                                                 ==================  ==================

      The accompanying notes are an integral part of these balance sheets.

                 CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P.


                            STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996,

    AND FOR THE PERIOD FROM INCEPTION (APRIL 20, 1995) TO DECEMBER 31, 1995



                                                          1997               1996               1995
                                                    ----------------   ----------------   ----------------
SERVICE REVENUES                                    $      96,659,228  $      90,368,332  $      21,156,209
                                                    -----------------  -----------------  -----------------
EXPENSES:
 Operating costs                                           45,037,729         42,972,828          9,904,836
 General and administrative                                 8,040,370          7,039,142          1,816,167
 Depreciation and amortization                             38,326,496         31,716,528          7,441,568
 Management and financial advisory service fees             3,650,805          3,600,000          1,010,000
                                                    -----------------  -----------------  -----------------
                                                           95,055,400         85,328,498         20,172,571
                                                    -----------------  -----------------  -----------------
 Income from operations                                     1,603,828          5,039,834            983,638
                                                    -----------------  -----------------  -----------------
OTHER INCOME (EXPENSE):
 Interest income                                            1,701,134            172,008             98,185
 Interest expense                                         (21,966,941)       (16,742,021)        (4,540,358)
 Other, net                                                    15,297             70,197                  -
                                                    -----------------  -----------------  -----------------
                                                          (20,250,510)       (16,499,816)        (4,442,173)
                                                    -----------------  -----------------  -----------------
  Net loss                                                (18,646,682)       (11,459,982)        (3,458,535)
PREFERRED RETURN                                                    -                  -         (1,680,890)
                                                    -----------------  -----------------  -----------------
  Net loss applicable to partners' capital accounts       (18,646,682)       (11,459,982)        (5,139,425)
                                                    -----------------  -----------------  -----------------
NET LOSS ALLOCATION:
 General Partner                                                    -                  -         (1,292,405)
 Limited Partners - Preferred Capital Account             (18,646,682)       (11,459,982)        (2,270,286)
                                                    -----------------  -----------------  -----------------
                                                          (18,646,682)       (11,459,982)        (3,562,691)
                                                    -----------------  -----------------  -----------------
NET LOSS APPLICABLE TO LIMITED PARTNERS -
 ORDINARY CAPITAL ACCOUNTS                          $               -  $               -  $      (1,576,734)
                                                    =================  =================  =================

        The accompanying notes are an integral part of these statements.

                 CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P.


                        STATEMENTS OF PARTNERS' CAPITAL


                 FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996,

    AND FOR THE PERIOD FROM INCEPTION (APRIL 20, 1995) TO DECEMBER 31, 1995





                                                             Limited Partners
                                                 ----------------------------------------
                                                      Ordinary             Preferred
                                    General            Capital              Capital
                                    Partner           Accounts              Account                Total
                                ---------------  -------------------  -------------------  ------------------
BALANCE, at inception           $            -       $            -   $                -   $                -
 Capital contributions               1,292,405            1,576,734          126,371,361          129,240,500
 Allocation of net loss               (535,247)            (653,002)          (2,270,286)          (3,458,535)
 Allocation of preferred return       (757,158)            (923,732)           1,680,890                    -
                                --------------   ------------------   ------------------   ------------------
BALANCE, December 31, 1995                   -                    -          125,781,965          125,781,965
 Allocation of net loss                      -                    -          (11,459,982)         (11,459,982)
                                --------------   ------------------   ------------------   ------------------
BALANCE, December 31, 1996                   -                    -          114,321,983          114,321,983
 Allocation of net loss                      -                    -          (18,646,682)         (18,646,682)
                                --------------   ------------------   ------------------   ------------------
BALANCE, December 31, 1997      $            -   $                -   $       95,675,301   $       95,675,301
                                ==============   ==================   ==================   ==================

        The accompanying notes are an integral part of these statements.

                 CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996,

    AND FOR THE PERIOD FROM INCEPTION (APRIL 20, 1995) TO DECEMBER 31, 1995



                                                                1997               1996                 1995
                                                          ----------------   ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                 $     (18,646,682)  $    (11,459,982)  $       (3,458,535)
 Adjustments to reconcile net loss to net cash provided
  by operating activities-
   Depreciation and amortization                                 38,326,496         31,716,528            7,441,568
   Amortization of debt issuance costs                            3,286,204                  -                    -
   Changes in assets and liabilities, net of effects from
    acquisition-
     Accounts receivable, net                                       721,048            355,860           (1,442,510)
     Prepaid expenses and other                                     (32,874)           (63,278)            (549,005)
     Accounts payable and accrued expenses                        1,646,582           (437,065)           4,400,371
     Subscriber deposits                                            (24,448)           (25,839)              (5,972)
     Payables to manager of cable television systems,
      including deferred management fees                           (290,104)           (20,934)           1,111,767
     Deferred revenue                                               (58,522)           (91,390)              (8,179)
     Accrued interest on subordinated note payable to
      Limited Partner                                             1,985,000          1,918,000              500,000
                                                          -----------------  -----------------  -------------------
     Net cash provided by operating activities                   26,912,700         21,891,900            7,989,505
                                                          -----------------  -----------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                     (38,345,780)       (22,174,686)          (4,876,992)
 Payment for Gaylord Entertainment, Inc. acquisition                      -                  -         (340,939,879)
 Issuance of note receivable                                    (25,000,000)                 -                    -
 Other investing activities                                        (464,503)          (111,586)            (323,558)
                                                          -----------------  -----------------  -------------------
     Net cash used in investing activities                      (63,810,283)       (22,286,272)        (346,140,429)
                                                          -----------------  -----------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings under revolving credit and term loan facility        39,600,000          6,500,000          193,100,000
 Payments of revolving credit and term loan facility             (5,100,000)        (5,600,000)                   -
 Proceeds from subordinated note payable to Limited
  Partner                                                                 -                  -           47,000,000
 Payment of subordinated note payable to Limited Partner                  -                  -          (22,000,000)
 Limited Partners' capital contributions                                  -                  -          127,948,095
 General Partner's capital contribution                                   -                  -            1,292,405
 Payments of debt issuance costs                                 (2,043,223)          (352,083)          (3,292,471)
                                                          -----------------  -----------------  -------------------
     Net cash provided by financing activities                   32,456,777            547,917          344,048,029
                                                          -----------------  -----------------  -------------------

                         (Continued on following page)

                 CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P.


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEAR ENDED DECEMBER 31, 1997 AND 1996,

    AND FOR THE PERIOD FROM INCEPTION (APRIL 20, 1995) TO DECEMBER 31, 1995
                                  (Continued)



                                                       1997               1996                1995
                                                ----------------   ----------------  ------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                    $      (4,440,806) $         153,545  $       5,897,105
CASH AND CASH EQUIVALENTS, beginning of period          6,050,650          5,897,105                  -
                                                -----------------  ----------------  ------------------
CASH AND CASH EQUIVALENTS, end of period        $       1,609,844   $     6,050,650  $        5,897,105
                                                =================  ================  ==================
CASH PAID FOR INTEREST                          $      21,209,780  $     17,511,868  $          298,839
                                                =================  ================  ==================
CASH PAID FOR TAXES, net of refunds             $              -   $              -  $                -
                                                =================  ================  ==================

        The accompanying notes are an integral part of these statements.

                 CHARTER COMMUNICATIONS ENTERTAINMENT II, L.P.


                         NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Basis of Presentation

Charter Communications Entertainment II, L.P. (the "Partnership") was formed on April 20, 1995, for the purpose of acquiring and operating existing cable television systems. The Partnership commenced operations effective September 30, 1995, through the acquisition of certain cable television systems in southern California. The Partnership will terminate no later than December 31, 2055, as provided in its partnership agreement (the "Partnership Agreement").

CCT Holdings Corp. (CCT Holdings) holds a 1% General Partner interest in the Partnership. Charter Communications Entertainment, L.P. (CCE) and CCA Acquisition Corp. (CAC) hold limited partnership interests of 97.78% and 1.22%, respectively, in the Partnership. CCT Holdings and CAC hold partnership interests of 45% and 55%, respectively, in CCE. CAC is a wholly owned subsidiary of CCA Holdings Corp. (CCA Holdings). CCA Holdings and CCT Holdings are each approximately 85% owned by Kelso Investment Associates V, L.P., an investment fund, together with an affiliate (collectively referred to as "Kelso" herein) and certain other individuals and approximately 15% by Charter Communications, Inc. (Charter), manager of the cable television systems (see
Note 10).

As of December 31, 1997, the Partnership provided cable television service to approximately 173,000 basic subscribers in southern California.

Cash Equivalents

Cash equivalents at December 31, 1997 and 1996, consist primarily of repurchase agreements with original maturities of 90 days or less. These investments are carried at cost which approximates market value.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost, including all direct and certain indirect costs associated with the construction of cable transmission and distribution facilities, and the cost of new customer installation. The costs of disconnecting a residence are charged to expense in the period incurred. Expenditures for repairs and maintenance are charged to expense as incurred, and equipment replacement costs and betterments are capitalized.

Depreciation is provided on a straight-line basis over the estimated useful life of the related asset as follows:


                Cable distribution systems             5-15 years
                Buildings and leasehold improvements   5-15 years
                Premium subscription units              3-5 years
                Vehicles and equipment                  3-5 years


During 1997, the Partnership shortened the estimated useful lives of certain property, plant and equipment for depreciation purposes. As a result, an additional $3,346,000 of depreciation was recorded during 1997.

Franchise Costs

Costs incurred in obtaining and renewing cable franchises are deferred and amortized over the lives of the franchises. Costs relating to unsuccessful franchise applications are charged to expense when it is determined that the efforts to obtain the franchise will not be successful. Franchise rights acquired through the purchase of cable television systems represent the excess of the cost of properties acquired over the amounts assigned to net tangible assets at date of acquisition and are amortized using the straight-line method over 15 years.

Other Assets, net

Organizational expenses are being amortized using the straight-line method over five years. Debt issuance costs are being amortized over the term of the debt.

Impairment of Assets

If the facts and circumstances suggest that a long-lived asset may be impaired, the carrying value is reviewed. If a review indicates that the carrying value of such asset is not recoverable, as determined based on projected undiscounted cash flows related to the asset over its remaining life, the carrying value of such asset is reduced to its estimated fair value.

Service Revenues

Cable service revenues are recognized when the related services are provided.

Installation service revenues are recognized to the extent of direct selling costs incurred. The remainder, if any, is deferred and amortized to income over the average estimated period that customers are expected to remain connected to the cable television system. No installation service revenue has been deferred as of December 31, 1997 and 1996, as direct selling costs have exceeded installation service revenues.

Fees collected from programmers to guarantee carriage are deferred and amortized to income over the life of the contracts. Franchise fees collected from cable subscribers and paid to local franchises are reported as Service revenues.

Interest Rate Hedge Agreements

The Partnership manages fluctuations in interest rates by using interest rate hedge agreements, as required by its debt agreements. The interest rate swaps and collars are accounted for as hedges of debt obligations, and accordingly, the net settlement amounts are recorded as adjustments to interest expense in the period incurred.

The Partnership's interest rate swap agreements require the Partnership to pay a fixed rate and receive a floating rate, thereby creating fixed rate debt. Interest rate collars are entered into by the Partnership to reduce the impact of rising interest rates on floating rate debt.

The Partnership's participation in interest hedging transactions involves instruments that have a close correlation with its debt, thereby managing its risk. Interest rate hedge agreements have been designed for hedging purposes and are not held or issued for speculative purposes.

Income Taxes

Income taxes are the responsibility of the partners and as such are not provided for in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior years' financial statements to conform with current year presentation.

2. PARTNERSHIP INTERESTS:

Under the terms of the Partnership Agreement, the profits and losses for income tax reporting purposes are allocated among the partners in accordance with their percentage interests subject to any adjustments required by the Internal Revenue Code and Treasury Regulations.

For financial reporting purposes, profits and losses, and the preferred return (described below) are allocated in accordance with the liquidation provisions in the Partnership Agreement.

Proceeds from the liquidation of the Partnership shall be distributed as follows: (i) to the payment of liquidation expenses; (ii) to the payment of creditors of the Partnership and the establishment of reserves to provide for contingent liabilities; (iii) to CCE, equal to the amount of its Preferred Capital Account; (iv) to each partner to the extent of such positive balance in the ratio in which its respective ordinary capital account balance bears to all such positive ordinary capital account balances; and (v) the remaining balance to the partners in accordance with their percentage interests at the time of liquidation.

The Partnership Agreement provides for, among other things, distributions to the respective partners in proportion to their respective partnership interests, and the creation of a preferred capital account and preferred distributions related thereto. The effect of these provisions is to direct the proceeds of distributions from the Partnership to CCE for repayment of the Gaylord Note (as defined herein). Furthermore, the Credit Agreement (as defined herein) establishes limitations on distributions.

CCE is entitled to an annual preferred return computed in accordance with the provisions in the Partnership Agreement. The 1997 preferred return was approximately $26,883,000. Cumulative preferred returns totaling approximately $55,690,000 have not been reflected in CCE's capital account as of December 31, 1997, since the General Partner's capital account and Limited Partners' ordinary capital account have been reduced to $-0-.

3. NOTE RECEIVABLE:

In May 1997, the Partnership made a $25.0 million investment (the "Long Beach Investment") in Long Beach Acquisition Corp. (LBAC), in connection with the acquisition of LBAC by Charter Communications Long Beach, Inc. (CC-LB), an affiliate of the Partnership. LBAC owns cable television systems serving communities in Long Beach, California. The Long Beach Investment was in the form of a note receivable convertible into up to 27.5% of the stock of LBAC. The note receivable matures September 2006 and bears interest at 10% per annum, payable quarterly. In connection with the Long Beach Investment, the Partnership and LBAC became jointly and severally liable under the Partnership's credit facility, which was increased by approximately $140.0 million and CCE-II borrowed $25.0 million under the Partnership's credit facility to make the Long Beach Investment.

4. ACQUISITION:

Effective September 30, 1995, the General Partner acquired the assets of certain cable television systems from an affiliate of Gaylord Entertainment Company, Inc. (Gaylord) for an aggregate purchase price of approximately $340.9 million, which included cable television systems in southern California. The excess of the cost of properties acquired over the amounts assigned to net tangible assets at the date of acquisition was $235.6 million and is included in Franchise costs. These systems were transferred to the Partnership.

The acquisition was accounted for using the purchase method of accounting, and accordingly, results of operations of the acquired assets have been included in the financial statements from the date of acquisition.

5. PROPERTY, PLANT AND EQUIPMENT, net:

Property, plant and equipment, net consists of the following at December 31:


                                                                                           1997                 1996
                                                                                   ------------------   ------------------
         Cable distribution systems                                                $      124,064,609   $      106,032,328
         Land, buildings and leasehold improvements                                           998,170              347,979
         Premium subscription units                                                        32,040,772           26,886,074
         Vehicles and equipment                                                             6,299,085            5,187,541
                                                                                   ------------------   ------------------
                                                                                          163,402,636          138,453,921
         Less-  Accumulated depreciation                                                  (37,002,814)         (18,752,304)
                                                                                   ------------------   ------------------
                                                                                   $      126,399,822   $      119,701,617
                                                                                   ==================   ==================

6. OTHER ASSETS, net:

Other assets, net consist of the following at December 31:


                                                                                        1997            1996
                                                                                  --------------  --------------
         Debt issuance costs, net of accumulated amortization of $169,103
           and $533,049                                                           $    1,868,524  $    3,111,505
         Organizational expenses, net of accumulated
           amortization of $522,836 and $218,991                                         161,691         224,266
                                                                                  --------------  --------------
                                                                                  $    2,030,215  $    3,335,771
                                                                                  ==============  ==============

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

Accounts payable and accrued expenses consist of the following at December 31:


                                                                                   1997              1996
                                                                           ----------------  ----------------
                Accrued salaries and related benefits                      $      1,327,076  $      1,208,099
                Accounts payable                                                  1,669,088         1,511,336
                Accrued interest                                                  1,798,315         1,053,672
                Programming costs                                                 1,994,923         1,882,896
                Capital expenditures                                              2,056,330         1,582,391
                Franchise fees                                                    2,242,078         2,176,770
                Other                                                             2,147,637         2,173,701
                                                                           ----------------  ----------------
                                                                           $     13,235,447  $     11,588,865
                                                                           ================  ================

8. LONG-TERM DEBT:

Long-term debt consists of the following at December 31:


                                                                                   1997                1996
                                                                           ------------------  ------------------
                Credit Agreement:
                  Term loans                                               $      105,000,000  $      120,000,000
                  Revolving credit facility                                       123,500,000          74,000,000
                                                                           ------------------  ------------------
                                                                                  228,500,000         194,000,000
                  Less-  Current maturities                                                 -                   -
                                                                           ------------------  ------------------
                                                                           $      228,500,000  $      194,000,000
                                                                           ==================  ==================

The Partnership maintains a credit agreement (the "Credit Agreement"), which terminates in September 2004, with a consortium of banks for borrowings up to $375.0 million, consisting of a revolving credit facility of $185.0 million, and two term loans totaling $190.0 million. In 1997, the Credit Agreement was amended to reflect the impact of the Long Beach Investment. The amended agreement is structured as a joint credit facility between the Partnership and LBAC whereby each party is jointly and severally liable for the debt. At December 31, 1997, LBAC had $93.0 million of indebtedness outstanding under the Credit Agreement. The debt bears interest, at the Partnership's option, at rates based upon the prime rate of NationsBank of Texas, N.A. (the Administrative Agent bank), the Federal Funds Effective Rate or Eurodollar rates plus the applicable margin based upon the Partnership's leverage ratio at the time of the borrowings. The applicable spread is based on the ratio of debt to annualized operating cash flow. The variable interest rates ranged from 7.00% to 7.96% and 7.19% to 7.75% at December 31, 1997 and 1996,
respectively.

Borrowings under the Credit Agreement are collateralized by the assets of the Partnership. In addition, CCT Holdings, CCE and CAC have pledged their partnership interests as additional security.

Borrowings under the Credit Agreement are subject to certain financial and nonfinancial covenants and restrictions, including the maintenance of a ratio of debt to annualized operating cash flow, as defined, not to exceed 6.0 to 1 at December 31, 1997. A quarterly commitment fee of 0.375% per annum is payable on the unused portion of the Credit Agreement.

Commencing June 30, 1998, and at the end of each calendar quarter thereafter, available borrowings under the revolving credit facility shall be reduced on an annual basis by 7.0% in 1998, 9.0% in 1999, 9.5% in 2000, 12.0% in 2001 and
16.0% in 2002 for the revolving credit facility.

Based upon outstanding indebtedness at December 31, 1997, and the amortization of term loans and scheduled reductions in available borrowings described above, aggregate future principal payments on the Credit Agreement at December 31, 1997, are as follows:


                                                             Total
                            Year                             Amount
                            ----                       ------------------
                             1998                      $                -
                             1999                               6,975,000
                             2000                              20,215,000
                             2001                              24,950,000
                             2002                              31,250,000
                          Thereafter                          145,110,000
                                                       ------------------
                                                       $      228,500,000
                                                       ==================

9. FAIR VALUE OF FINANCIAL INSTRUMENTS:

A summary of debt and the related interest rate hedge agreements at December 31, 1997 and 1996, is as follows:


                                                              1997
                                ----------------------------------------------------------------
                                      Carrying              Notional                Fair
                                        Value                Amount                 Value
                                --------------------  --------------------  --------------------
Debt
----
Credit Agreement                        $228,500,000           $         -         $228,500,000

Interest Rate Hedge Agreements
------------------------------
Swaps                                              -           175,000,000             (714,512)
Collars                                            -            70,000,000             (208,075)

                                                              1996
                                ----------------------------------------------------------------
                                      Carrying              Notional                Fair
                                       Value                Amount                 Value
                                --------------------  --------------------  --------------------
Debt
----
Credit Agreement                        $194,000,000           $         -         $194,000,000

Interest Rate Hedge Agreements
------------------------------
Swaps                                              -           100,000,000              253,074



As the Credit Agreement bears interest at current market rates, its carrying amount approximates fair market value at December 31, 1997 and 1996.

The weighted average interest pay rates for interest rate swap agreements were 7.88% and 7.45% at December 31, 1997 and 1996, respectively. The weighted average interest rates for interest rate collar agreements were 8.93% and 7.53% for the cap and floor components, respectively, at December 31, 1997.

The notional amounts of the interest rate hedge agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Partnership's exposure through its use of interest rate hedge agreements. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts. Notional amounts of interest rate hedge agreements as of December 31, 1997, represent hedges of the debt for both the Partnership and LBAC (see Note 8).

The fair value of interest rate hedge agreements generally reflects the estimated amounts that the Partnership would receive or pay (excluding accrued interest) to terminate the contracts on the reporting date, thereby taking into account the current unrealized gains or losses of open contracts. Dealer quotations are available for the Partnership's interest rate hedge agreements.

Management believes that the sellers of the interest rate hedge agreements will be able to meet their obligations under the agreements. The Partnership has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparties is not anticipated nor would it have a material adverse effect on the results of operations or the financial position of the Partnership.

10. RELATED-PARTY TRANSACTIONS:

Charter provides management services to the Partnership under terms of a contract which provides for annual base fees equal to $3,200,000, per annum plus an additional fee equal to 30% of the excess, if any, of operating cash flow (as defined in the management agreement) over the projected operating cash flow for the year. Payment of the additional fee is prohibited until termination of the Credit Agreement due to restrictions provided within the Credit Agreement. Deferred management fees bear interest at 8% per annum. For the year ended December 31, 1997, operating cash flows was not in excess of projected operating cash flow, and thus, no additional fee was recognized. The additional fees (including interest) for the years ended December 31, 1997, 1996 and the period from inception to December 31, 1995, totaled approximately $12,000, $118,000 and $31,000, respectively. In addition, the Partnership receives financial advisory services from an affiliate of Kelso under terms of a contract which provides for fees equal to $400,000 per annum. Expenses recognized by the Partnership under these contracts during 1997, 1996 and the period from inception to December 31, 1995, were $3,650,805, $3,600,000 and $1,010,000, respectively. Management and financial advisory service fees currently payable of $800,000 and $900,000 are included in Payables to manager of cable television systems at December 31, 1997 and 1996.

The Partnership pays certain acquisition advisory fees to an affiliate of Kelso, which typically equal approximately 1% of the total purchase price paid for cable television systems acquired. Total acquisition fees paid to the affiliate of Kelso in 1995 were $2.0 million. Charter received $3.0 million in equity interests in CCT Holdings in conjunction with the Gaylord acquisition.

The Partnership and all entities managed by Charter collectively utilize a combination of insurance coverage and self-insurance programs for medical, dental and workers' compensation claims. The Partnership is allocated charges monthly based upon its total number of employees, historical claims and medical cost trend rates. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997, 1996 and the period from inception to December 31, 1995, the Partnership expensed approximately $190,000, $664,000 and $173,000, respectively, relating to insurance allocations. Effective December 31, 1996, the Partnership began directly paying claims and premiums related to its medical and dental coverage and self-insurance programs. As a result, the Partnership is no longer allocated charges for medical and dental claims.

In conjunction with the Gaylord acquisition described in Note 4, the Partnership executed a promissory note to CCE in the amount of $47.0 million. Immediately upon closing of the Gaylord acquisition, the Partnership used proceeds from borrowings under the Credit Agreement to repay $22.0 million on the promissory note. All principal and interest amounts due under this note are subordinated with respect to the Credit Agreement set forth in Note 8. The note matures on March 31, 2005. The note bears interest at an annual rate equal to the weighted average interest rate payable on the loans outstanding under the Credit Agreement. Principal and interest amounts due under this note are included in Subordinated Note Payable to Limited Partner on the accompanying balance sheets.

Beginning in 1996, the Partnership and other entities managed by Charter employed the services of Charter's National Data Center (the "National Data Center"). The National Data Center performs certain subscriber billing services and provider computer network, hardware and software support for the Partnership and other entities managed by Charter. The cost of billing services is allocated based on the number of subscribers. Management considers this allocation to be reasonable for the operations of the Partnership. During 1997 and 1996, the Partnership expensed approximately $257,000 and $125,000, respectively, relating to these services.

11. COMMITMENTS AND CONTINGENCIES:

Leases

The Partnership leases certain facilities and equipment under noncancelable operating leases. Rent expense incurred under these leases during 1997, 1996 and the period from inception to December 31, 1995, was approximately $1,143,075, $1,086,000 and $287,000, respectively.

Future minimum lease payments are as follows:


              1998                           $1,158,100
              1999                            1,140,000
              2000                            1,114,800
              2001                            1,010,000
              2002                              292,700
              Thereafter                        850,600

The Partnership rents utility poles in its operations. Generally, pole rental agreements are short term, but the Partnership anticipates that such rentals will recur. Rent expense for pole attachments during 1997, 1996 and the period from inception to December 31, 1995, were approximately $628,000, $557,000 and $115,000, respectively.

Litigation

The Partnership is a party to lawsuits which are generally incidental to its business. In the opinion of management, after consulting with legal counsel, the outcome of these lawsuits will not have a material adverse effect on the Partnership's financial position or results of operations.

12. RATE REGULATION IN THE CABLE TELEVISION INDUSTRY:

The cable television industry is subject to extensive regulation at the federal, local and, in some instances, state levels. In addition, recent legislative and regulatory changes and additional regulatory proposals under consideration may materially affect the cable television industry.

Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992.
The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States are subject to rate regulation of basic cable services, provided the local franchising authority becomes certified to regulate basic service rates. The 1992 Cable Act and the Federal Communications Commission's (FCC) rules implementing the 1992 Cable Act have generally increased the administrative and operational expenses of cable television systems and have resulted in additional regulatory oversight by the FCC and local franchise authorities.

While management believes that the Partnership has complied in all material respects with the rate provisions of the 1992 Cable Act, in jurisdictions that have not yet chosen to certify, refunds covering a one-year period on basic services may be ordered upon future certification if the Partnership is unable to justify its rates through a benchmark or cost-of-service filing pursuant to FCC rules. Management is unable to estimate at this time the amount of refunds, if any, that may be payable by the Partnership in the event certain of its rates are successfully challenged by franchising authorities or found to be unreasonable by the FCC. Management does not believe that the amount of any such refunds would have a material adverse effect on the financial position or results of operations of the Partnership.

During 1996, Congress passed and the President signed into law the Telecommunications Act of 1996 (the "Telecommunications Act") which alters federal, state and local laws and regulations pertaining to cable television, telecommunications and other services. Under the Telecommunications Act, telephone companies can compete directly with cable operators in the provision of video programming.

Certain provisions of the Telecommunications Act could materially affect the growth and operation of the cable television industry and the cable services provided by the Partnership. Although the new legislation may substantially lessen regulatory burdens, the cable television industry may be subject to additional competition as a result thereof. There are numerous rule-makings to be undertaken by the FCC which will interpret and implement the Telecommunications Act's provisions. In addition, certain provisions of the Telecommunications Act (such as the deregulation of cable programming rates) are not immediately effective. Further, certain of the Telecommunications Act's provisions have been and are likely to be subject to judicial challenges. Management is unable at this time to predict the outcome of such rule-makings or litigation or the substantive effect of the new legislation and the rule-makings on the financial position and results of operations of the Partnership.

13. INCOME TAXES:

The book value of the Partnership's net assets exceeds its tax reporting basis by $29,343,001 and $21,547,291 as of December 31, 1997 and 1996, respectively.

14. EMPLOYEE BENEFIT PLANS:

The Partnership's employees may participate in the Charter Communications, Inc. 401(k) Plan (the "401(k) Plan"). All employees who have attained age 21 and completed two months of employment are eligible to participate in the 401(k) Plan. The Plan is a tax-qualified retirement savings plan to which employees may elect to make pretax contributions up to the lesser of 10% of their compensation or dollar thresholds established under the Internal Revenue Code. The Partnership contributes an amount equal to 50% of the first 5% contributed by each employee. During 1997, 1996 and the period from inception to December 31, 1995, the Partnership contributed approximately $159,000, $165,000 and $34,000, respectively, to the Plan.

In 1996, certain Partnership employees became participants in the 1996 Charter Communications/ Kelso & Company Appreciation Rights Plan (the "Appreciation Rights Plan"). The Appreciation Rights Plan covers certain key employees and consultants within the group of companies and partnerships controlled by affiliates of Kelso and managed by Charter. The obligation and related expenses of the Appreciation Rights Plan are the responsibility of and have been recorded (pro rata) at CCA Holdings and CCT Holdings.

15. SIGNIFICANT NONCASH TRANSACTION:

The Partnership engaged in the following significant noncash financing transaction:


                                                1997         1996        1995
                                            -----------  -----------  ----------
Preference allocation - Preferred Capital
 Account (see Note 2)                          $     -     $   -      $1,680,890

                                 EXHIBIT INDEX

                               CCA HOLDINGS CORP.




                                                                                                Sequentially
Exhibit                                                                                           Numbered
  No.                                        Description                                           Pages
-------  -------------------------------------------------------------------------------------  ------------

  3.1    Amended and Restated Certificate of Incorporation of CCA Holdings Corp., filed as
         Exhibit 3.1 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
  3.2    Amended and Restated By-laws of CCA Holdings Corp., filed as Exhibit 3.2 to the
         Registration Statement on Form S-4, File No. 333-26853, and incorporated herein by
         reference............................................................................      N/A
  3.3    Certificate of Incorporation of CCA Acquisition Corp., filed as Exhibit 3.3 to the
         Registration Statement on Form S-4, File No. 333-26853, and incorporated herein by
         reference............................................................................      N/A
  3.4    Amended and Restated By-laws of CCA Acquisition Corp., filed as Exhibit 3.4 to the
         Registration Statement on Form S-4, File No. 333-26853, and incorporated herein by
         reference............................................................................      N/A
  3.5    Certificate of Incorporation of Cencom Cable Entertainment, Inc., filed as Exhibit
         3.5 to the Registration Statement on Form S-4, File No. 333-26853, and incorporated
         herein by reference..................................................................      N/A
  3.6    Amended and Restated By-laws of Cencom Cable Entertainment, Inc., filed as Exhibit
         3.6 to the Registration Statement on Form S-4, File No. 333-26853, and incorporated
         herein by reference..................................................................      N/A
  3.7    Certificate of Limited Partnership of Charter Communications Entertainment, L.P. ,
         filed as Exhibit 3.7 to the Registration Statement on Form S-4, File No. 333-26853,
         and incorporated herein by reference.................................................      N/A
  3.8    Amendment to Certificate of Limited Partnership of Charter Communications
         Entertainment, L.P. , filed as Exhibit 3.8 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A
  3.9    Agreement of Limited Partnership of Charter Communications Entertainment, L.P. ,
         filed as Exhibit 3.9 to the Registration Statement on Form S-4, File No. 333-26853,
         and incorporated herein by reference.................................................      N/A
  4.1    Indenture, dated February 13, 1997, between CCA Holdings Corp. and Harris Trust and
         Savings Bank, as Trustee, filed as Exhibit 4.1 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A
  4.2    Second Amended and Restated Guaranty, dated February 13, 1997, issued by CCA
         Acquisition Corp., filed as Exhibit 4.2 to the Registration Statement on Form S-4,
         File No. 333-26853, and incorporated herein by reference.............................      N/A
  4.3    Second Amended and Restated Guaranty, dated February 13, 1997, issued by Cencom
         Cable Entertainment, Inc., filed as Exhibit 4.3 to the Registration Statement on
         Form S-4, File No. 333-26853, and incorporated herein by reference...................      N/A
  4.4    Second Amended and Restated Guaranty, dated February 13, 1997, issued by Charter
         Communications Entertainment, L.P., filed as Exhibit 4.4 to the Registration
         Statement on Form S-4, File No. 333-26853, and incorporated herein by reference......      N/A
  4.5    Second Amended and Restated Subordination Agreement between Harris Trust and Savings
         Bank, as Trustee, CCA Holdings Corp. and Toronto Dominion (Texas), Inc., as
         Administrative Agent, dated February 13, 1997, filed as Exhibit 4.5 to the
         Registration Statement on Form S-4, File No. 333-26853, and incorporated herein by
         reference............................................................................      N/A



                                                                                                Sequentially
Exhibit                                                                                           Numbered
  No.                                        Description                                           Pages
-------  -------------------------------------------------------------------------------------  ------------

 10.1    Amended and Restated Loan Agreement dated as of September 29, 1995 (the "CCE-I Loan
         Agreement") among Charter Communications Entertainment I, L.P., as Borrower, Toronto
         Dominion (Texas), Inc. and Chemical Bank, as Documentation Agents, Toronto Dominion
         (Texas), Inc., Chemical Bank, CIBC Inc., Credit Lyonnais Cayman Island Branch and
         Nationsbank, N.A. (Carolinas), as Managing Agents, Banque Paribas and Union Bank, as
         Co-Agents, the Signatory Banks thereto, and Toronto Dominion (Texas), Inc., as
         Administrative Agent, filed as Exhibit 10.1 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A
 10.2    First Amendment to the CCE-I Loan Agreement dated as of October 31, 1995, filed as
         Exhibit 10.2 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.3    Second Amendment to the CCE-I Loan Agreement dated January 16, 1996, filed as
         Exhibit 10.3 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.4    Third Amendment to the CCE-I Loan Agreement dated as of March 29, 1966, filed as
         Exhibit 10.4 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.5    Fourth Amendment to the CCE-I Loan Agreement dated as of May 24, 1996, filed as
         Exhibit 10.5 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.6    Fifth Amendment to the CCE-I Loan Agreement dated as of November 29, 1996, filed as
         Exhibit 10.6 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.7    Sixth Amendment to the CCE-I Loan Agreement dated as of February 7, 1997, filed as
         Exhibit 10.7 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.8    Amended and Restated Shareholders' Agreement dated as of November 15, 1996 between
         Kelso & Company, L.P., Charter Communications, Inc. and HC Crown Corp., filed as
         Exhibit 10.8 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.9    Amended and Restated Management Agreement dated as of September 29, 1995 between
         Charter Communications Entertainment I, L.P. and Charter Communications, Inc., filed as Exhibit 10.9 to the Registration Statement on Form S-4, File No. 333-26853, and
         incorporated herein by reference.....................................................      N/A
 10.10   Amendment Number One to Amended and Restated Management Agreement dated as of
         October 31, 1995 between Charter Communications Entertainment I, L.P. and Charter
         Communications, Inc., filed as Exhibit 10.10 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A
 10.11   Amendment Number Two to Amended and Restated Management Agreement dated as of March
         29, 1996 between Charter Communications Entertainment I, L.P. and Charter
         Communications, Inc., filed as Exhibit 10.11 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A
 10.12   Amendment Number Three to Amended and Restated management Agreement dated as of
         November 29, 1996 between Charter Communications Entertainment I, L.P. and Charter
         Communications, Inc., filed as Exhibit 10.12 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A



                                                                                                Sequentially
Exhibit                                                                                           Numbered
  No.                                        Description                                           Pages
-------  -------------------------------------------------------------------------------------  ------------

 10.13   Certificate of Limited Partnership of Charter Communications Entertainment I, L.P.,
         filed as Exhibit 10.13 to the Registration Statement on Form S-4, File No.
         333-26853, and incorporated herein by reference......................................      N/A
 10.14   Amendment to the Certificate of Limited Partnership of Charter Communications
         Entertainment I, L.P., filed as Exhibit 10.14 to the Registration Statement on Form
         S-4, File No. 333-26853, and incorporated herein by reference........................      N/A
 10.15   Agreement of Limited Partnership of Charter Communications Entertainment I, L.P.,
         filed as Exhibit 10.15 to the Registration Statement on Form S-4, File No.
         333-26853, and incorporated herein by reference......................................      N/A
 10.16   Certificate of Limited Partnership of Charter Communications Entertainment II, L.P.,
         filed as Exhibit 10.16 to the Registration Statement on Form S-4, File No.
         333-26853, and incorporated herein by reference......................................      N/A
 10.17   Agreement of Limited Partnership of Charter Communications Entertainment II, L.P.,
         filed as Exhibit 10.17 to the Registration Statement on Form S-4, File No.
         333-26853, and incorporated herein by reference......................................      N/A
 10.18   Contingent Payment Agreement dated as of September 29, 1995 among Charter
         Communications Entertainment, L.P., CCT Holdings Corp. and Cencom Cable Television,
         Inc., filed as Exhibit 10.18 to the Registration Statement on Form S-4, File No.
         333-26853, and incorporated herein by reference......................................      N/A
 10.19   Amended and Restated Stockholders' Agreement dated as of September 29, 1995 among
         CCA Holdings Corp., Kelso Investment Associates V, L.P., Kelso Equity Partners V,
         L.P. and Charter Communications, Inc., filed as Exhibit 10.19 to the Registration
         Statement on Form S-4, File No. 333-26853, and incorporated herein by reference......      N/A
 10.20   Registration Rights Agreement dated as of January 18, 1995 (the "Registration Rights
         Agreement") among CCA Holdings Corp., Kelso Investment Associates V, L.P., Kelso
         Equity Partners V, L.P. and Charter Communications, Inc., filed as Exhibit 10.20 to the Registration Statement on Form S-4, File No. 333-26853, and incorporated herein
         by reference.........................................................................      N/A
 10.21   Amendment Number One to the Registration Rights Agreement dated as of September 29,
         1995, filed as Exhibit 10.21 to the Registration Statement on Form S-4, File No.
         333-26853, and incorporated herein by reference......................................      N/A
 *12.2   CCA Holdings Corp. and subsidiaries, Ratio of Earnings to Fixed Charges Calculation..
 21.1    List of Subsidiaries of Registrants, filed as Exhibit 21.1 to the Registration
         Statement on Form S-4, File No. 333-26853, and incorporated herein by reference......      N/A
 *27.1   Financial Data Schedule for CCA Holdings Corp........................................

*Filed herewith.