Form 10-Q
period 1998-03-31
CCA HOLDINGS CORP
filed 1998-05-15
CIK 1038334

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark one)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from ________________ to ____________________________

Commission File Number 333-26853
                       ---------

                               CCA HOLDINGS CORP.
                               ------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          43-1720013
           --------                                          ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

12444 Powerscourt Drive - Suite 400
St. Louis, Missouri                                          63131
---------------------------------------                      -----
(Address of Principal Executive Offices)                     (Zip Code)

(Registrant's telephone number, including area code)         (314) 965-0555


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       -   -

                               CCA HOLDINGS CORP.

                FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1998


                                      INDEX
                                      -----
                                                                                                            Page
                                                                                                            ----
Part I.  Financial Information
         Item 1.  Consolidated Financial Statements:
                  CCA Holdings Corp. and Subsidiaries
                  a. Consolidated Balance Sheets - March 31, 1998 and December 31, 1997                        3
                  b. Consolidated Statements of Operations - Three Months Ended
                     March 31, 1998 and 1997                                                                   5
                  c. Consolidated Statement of Shareholders' Investment (Deficit)- Three Months Ended
                     March 31, 1998                                                                            6
                  d.  Consolidated Statements of Cash Flows - Three Months Ended March 31, 1998
                     and 1997                                                                                  7
                  e. Notes to Consolidated Financial Statements                                                9

                     Separate financial statements of CCA Acquisition Corp., Cencom Cable Entertainment,
                     Inc. and  Charter Communications Entertainment, L.P. are included as Exhibits to this report.  Each of these three entities are guarantors of the Senior Subordinated Notes due
                     1999 issued by CCA Holdings Corp.

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                       12

Part II. Other Information


         Item 1.  Legal Proceedings                                                                           18

         Item 2.  Change in Securities - None                                                                  -

         Item 3.  Defaults upon Senior Securities - None                                                       -

         Item 4.  Submission of Matters to a Vote of Security Holders - None                                   -

         Item 5.  Other Information  - None                                                                    -

         Item 6.  Exhibits and Reports on Form 8-K                                                            19

         Signature Page                                                                                       20


                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS



                                                                                          March 31,       December 31,
                                                                                            1998              1997
                                                                                         ------------         ----
                                                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                           $    580,306      $  2,595,272
   Accounts receivable, net of allowance for doubtful accounts of
     $467,033 and $454,097, respectively                                                  4,722,532         5,305,049
   Prepaid expenses and other                                                               883,246           754,073
                                                                                       ------------      ------------
           Total current assets                                                           6,186,084         8,654,394
                                                                                       ------------      ------------
INVESTMENT IN CABLE TELEVISION PROPERTIES:
   Property, plant and equipment, net                                                   206,371,820       204,645,667
   Franchise costs, net of accumulated amortization of $95,972,743 and
     $87,601,155, respectively                                                          407,052,272       414,800,499
                                                                                       ------------      ------------
                                                                                        613,424,092       619,446,166
                                                                                       ------------      ------------

OTHER ASSETS, net                                                                         9,482,132        10,472,734
                                                                                       ------------      ------------

INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS                                        65,053,843        67,814,141
                                                                                       ------------      ------------
                                                                                       $694,146,151      $706,387,435
                                                                                       ============      ============






                        (Continued on the following page)

                       CCA HOLDINGS CORP. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        March 31,         December 31,
                                                                                           1998              1997
                                                                                      ------------      ---------------
                                                                                       (Unaudited)

                                        LIABILITIES AND SHAREHOLDERS' INVESTMENT (DEFICIT)
                                        --------------------------------------------------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                                $ 27,725,000     $  25,625,000
   Accounts payable and accrued expenses                                                 24,392,208        23,897,249
   Subscriber deposits                                                                      443,633           452,642
   Payables to manager of cable television systems                                          854,442         1,014,710
                                                                                       ------------     -------------
           Total current liabilities                                                     53,415,283        50,989,601
                                                                                       ------------     -------------

DEFERRED REVENUE                                                                          2,345,658         1,465,287
                                                                                       ------------     -------------

DEFERRED INCOME TAXES                                                                    55,500,000        55,500,000
                                                                                       ------------     -------------

LONG-TERM DEBT, less current maturities                                                 431,788,750       437,295,000
                                                                                       ------------     -------------

DEFERRED MANAGEMENT FEES                                                                  4,036,987         4,036,987
                                                                                       ------------     -------------

NOTES PAYABLE                                                                            82,000,000        82,000,000
                                                                                       ------------     -------------

ACCRUED INTEREST ON NOTES PAYABLE                                                        40,784,293        36,919,412
                                                                                       ------------     -------------

MINORITY INTEREST IN SUBSIDIARY                                                          74,833,676        78,082,289
                                                                                       ------------     -------------

SHAREHOLDERS' INVESTMENT (DEFICIT):
   Class A Voting Common Stock, $.01 par value, 100,000 shares authorized; 75,515
     shares issued and outstanding                                                              755               755
   Class B Voting Common Stock, $.01 par value, 20,000 shares authorized; 4,300
     shares issued and outstanding                                                               43                43
   Class C Non-Voting Common Stock, $.01 par value, 5,000 shares authorized; 185
     shares issued and outstanding                                                                2                 2
   Additional paid-in capital                                                            79,999,200        79,999,200
   Accumulated deficit                                                                 (130,558,496)     (119,901,141)
                                                                                       ------------     -------------
           Total shareholders' investment (deficit)                                     (50,558,496)      (39,901,141)
                                                                                       ------------     -------------
                                                                                       $694,146,151     $ 706,387,435
                                                                                       ============     =============

The accompanying notes are an integral part of these consolidated balance sheets.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                                           1998              1997
                                                                                       ------------      -----------
SERVICE REVENUES:
   Basic service                                                                        $30,121,877      $27,109,207
   Premium service                                                                        4,852,505        5,002,997
   Other                                                                                  9,606,396        8,374,530
                                                                                       ------------     ------------
                                                                                         44,580,778       40,486,734
                                                                                       ------------     ------------
EXPENSES:
   Operating, general and administrative                                                 22,364,684       20,664,445
   Depreciation and amortization                                                         18,877,166       15,218,022
   Management and financial advisory service fees - related parties                       1,359,421        1,331,232
                                                                                       ------------     ------------
                                                                                         42,601,271       37,213,699
                                                                                       ------------     ------------
           Income from operations                                                         1,979,507        3,273,035
                                                                                       ------------     ------------
OTHER INCOME (EXPENSE):
   Interest income                                                                           93,110            1,154
   Interest expense                                                                     (13,218,287)     (12,894,299)
   Other, net                                                                                    --           56,921
                                                                                       ------------     ------------
                                                                                        (13,125,177)     (12,836,224)
                                                                                       ------------     ------------
           Loss before equity in loss of unconsolidated limited partnerships, provision for income taxes and minority interest in loss of
              subsidiary                                                                (11,145,670)      (9,563,189)

EQUITY IN LOSS OF UNCONSOLIDATED LIMITED PARTNERSHIPS                                    (2,760,298)      (1,909,926)
                                                                                       ------------     ------------
           Loss before provision for income taxes and minority interest in loss
              of subsidiary                                                             (13,905,968)     (11,473,115)

PROVISION FOR INCOME TAXES                                                                       --               --
                                                                                       ------------     ------------

           Loss before minority interest in loss of subsidiary                          (13,905,968)     (11,473,115)

MINORITY INTEREST IN LOSS OF SUBSIDIARY                                                   3,248,613        2,715,214
                                                                                       ------------     ------------
           Net loss                                                                    $(10,657,355)    $ (8,757,901)
                                                                                       ============     ============



 The accompanying notes are an integral part of these consolidated statements.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


          CONSOLIDATED STATEMENT OF SHAREHOLDERS' INVESTMENT (DEFICIT)

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)



                                                                       Additional
                                                          Common        Paid-In        Accumulated
                                                          Stock          Capital         Deficit            Total
                                                          -------      ----------      ------------      -----------

BALANCE, December 31, 1997                                 $ 800      $ 79,999,200     $(119,901,141)  $ (39,901,141)

   Net loss                                                   --                --       (10,657,355)    (10,657,355)
                                                           -----       -----------     -------------   -------------
BALANCE, March 31, 1998                                     $800       $79,999,200     $(130,558,496)   $(50,558,496)
                                                           =====       ===========     =============   =============
















 The accompanying notes are an integral part of these consolidated statements.

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                                            1998              1997
                                                                                        ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                            $(10,657,355)     $(8,757,901)
   Adjustments to reconcile net loss to net cash provided by operating activities-
       Depreciation and amortization                                                     18,877,166       15,218,022
       Amortization of debt issuance costs                                                  305,267          279,234
       Equity in loss of unconsolidated limited partnerships                              2,760,298        1,909,926
       Minority interest in loss of subsidiary                                           (3,248,613)      (2,715,214)
       Changes in assets and liabilities, net of effects from acquisitions-
         Accounts receivable, net                                                           582,517        1,252,165
         Prepaid expenses and other                                                        (129,173)        (411,422)
         Other assets                                                                            --          (67,772)
         Accounts payable and accrued expenses                                              494,959       (4,163,691)
         Subscriber deposits                                                                 (9,009)          16,832
         Payables to manager of cable television systems, including deferred
           management fees                                                                 (160,268)         (97,490)
         Deferred revenue                                                                   880,371          351,895
         Accrued interest on note payable                                                 3,864,881        3,407,508
                                                                                       ------------      -----------
           Net cash provided by operating activities                                     13,561,041        6,222,092
                                                                                       ------------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                                           (12,075,285)      (7,964,230)
   Other investing activities                                                               (94,472)        (175,273)
                                                                                       ------------      -----------
           Net cash used in investing activities                                       $(12,169,757)     $(8,139,503)
                                                                                       ------------      -----------






                        (Continued on the following page)

                       CCA HOLDINGS CORP. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


                                                                                            1998            1997
                                                                                        ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings under revolving credit and term loan facility                            $  4,500,000     $  3,700,000
   Payments under revolving credit and term loan facility                                (7,906,250)      (3,700,000)
                                                                                       ------------     ------------
           Net cash used in financing activities                                         (3,406,250)              --
                                                                                       ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,014,966)      (1,917,411)

CASH AND CASH EQUIVALENTS, beginning of period                                            2,595,272        2,934,939
                                                                                       ------------     ------------
CASH AND CASH EQUIVALENTS, end of period                                               $    580,306     $  1,017,528
                                                                                       ============     ============

CASH PAID FOR INTEREST                                                                 $  8,021,758     $  7,657,603
                                                                                       ============     ============

CASH PAID FOR TAXES                                                                    $         --     $         --
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



2.  RESPONSIBILITY FOR INTERIM FINANCIAL STATEMENTS:

The accompanying financial statements are unaudited; however, in the opinion of management, such statements include all adjustments necessary for a fair presentation of the results for the periods presented. The interim financial statements should be read in conjunction with the financial statements and notes thereto as of and for the year ended December 31, 1997. Interim results are not necessarily indicative of results for a full year.

3.  INVESTMENT IN UNCONSOLIDATED LIMITED PARTNERSHIPS:

Summary financial information of CCE-II for the three month periods ending March 31, 1998 and 1997 is as follows:


                                                                    For the Three Months Ended
                                                                   March 31,            March 31,
                                                                   ---------            ---------
                                                                     1998                 1997
                                                                     ----                 ----
                    Service revenues                            $24,544,816           $22,669,563

                    Income (loss) from operations                 (663,180)               582,859

                    Net loss                                   $(5,018,723)           $(3,472,593)


As of March 31, 1998, CCE-II provided cable television service to approximately 173,200 basic subscribers in southern California.


4.  LITIGATION:

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


CCE is a named defendant in two actions involving Cencom Cable Income Partners II, L.P. (CCIP II), a public limited partnership. In April 1997, a petition was filed, and two amended petitions subsequently filed, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners, Inc., the general partner of Cencom Partners, L.P. (CPLP), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. By an agreement between the parties, the brokerage defendants and fraud allegations were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. In June 1997, a purported class action was filed on behalf of the partners of CCIP II against Cencom Properties II, CCE, Charter, certain other entities managed by Charter and certain individuals, including officers of Charter or Cencom Properties II. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions and intends to defend the actions vigorously. CCE is not able at this stage to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.


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


As of March 31, 1998, the Company had no pending acquisitions. On April 30, 1998, the Company sold certain cable television systems in Illinois that served approximately 570 basic subscribers for approximately $725,000. Following the completion of this sale, the Company has no other pending transactions to sell assets.

Results of Operations

The following table sets forth the approximate number of basic subscribers and premium subscriptions of the Company as of the dates indicated:



                                                             March 31,              December 31,          March 31,
                                                                1998                    1997                 1997
                                                         ------------------      ----------------      ----------------
        Basic Subscribers:
          Missouri/Illinois systems                           234,200               231,500               224,200
          Connecticut/Massachusetts systems                   119,200               118,800               115,300
                                                              -------               -------               -------
                                                              353,400               350,300               339,500
                                                              =======               =======               =======
        Premium Subscription Units:
          Missouri/Illinois systems                           117,500               120,400               126,000
          Connecticut/Massachusetts systems                    91,600                59,500                58,400
                                                              -------               -------               -------
                                                              209,100               179,900               184,400
                                                              =======               =======               =======
        Homes Passed:
          Missouri/Illinois systems                           405,100               403,500               397,200
          Connecticut/Massachusetts systems                   141,200               141,000               139,100
                                                              -------               -------               -------
                                                              546,300               544,500               536,300
                                                              =======               =======               =======


The following table sets forth certain items in dollars (in thousands) and as a percentage of service revenues for the periods indicated:



                                                                      For the Three Months
                                                                        Ended March 31,
                                                                          (Unaudited)
                                                             1998                              1997
                                                 ------------------------------    ------------------------------
                                                                       % of                             % of
                                                    Amount           Revenue          Amount          Revenue
                                                    ------           -------          ------          -------
Service Revenues                                  $ 44,581           100.0%          $40,487            100.0%
                                                  --------          ------           -------            -----
Operating Expenses:
    Operating, general and administrative           22,365            50.2            20,665             51.0
    Depreciation and amortization                   18,877            42.3            15,218             37.6
    Management and financial advisory service
       fees - related parties                        1,359             3.1             1,331              3.3
                                                  --------          ------           -------            -----
                                                    42,601            95.6            37,214             91.9
                                                  --------          ------           -------            -----
Income from operations                               1,980             4.4             3,273              8.1
                                                  --------          ------           -------            -----
Other Income (Expense):
    Interest income                                     93              .2                 1               --
    Interest expense                               (13,219)          (29.6)          (12,894)           (31.8)
    Other, net                                          --            --                  57               .1
                                                  --------          ------           -------            -----
                                                   (13,126)          (29.4)          (12,836)           (31.7)
                                                  --------          ------           -------            -----
                                                   (11,146)          (25.0)           (9,563)           (23.6)

Equity in loss of unconsolidated limited
    partnerships                                    (2,760)           (6.2)           (1,910)            (4.7)
Provision for income taxes                              --            --                  --               --
Minority interest in loss of  subsidiary             3,249             7.3             2,715              6.7
                                                  --------          ------           -------            -----
    Net loss                                      $(10,657)          (23.9)%          (8,758)           (21.6)%
                                                  ========          ======           =======            =====


Service Revenues

The Company earns substantially all of its revenues from monthly subscription fees for basic tier, expanded tier, premium channels, equipment rental and ancillary services provided by its cable television systems. Service revenues increased by 10.1% to $44.6 million, for the three month period ended March 31, 1998, when compared to the similar period of 1997. This increase in 1998 is primarily due to an increase in subscribers for the basic tier of cable service offered by the systems. The Company experienced significant internal subscriber growth of approximately 4.1% between periods and implemented basic and expanded tier retail rate increases in certain systems, in accordance with federal law. The internal subscriber growth reflects the success of management's marketing efforts to add new customers and retain existing customers, as well as improved customer service. In addition, a limited amount of new-build construction increased the coverage of the systems.

Premium service revenue has increased between comparable periods as a result of the increase in the number of premium service subscriptions being subscribed to by the Company's basic subscribers. This increase is due to the Company's increased use of packaging multiple premium subscriptions to its subscribers and the introduction of a new premium service to customers in Connecticut.


Operating Expenses

Operating, general and administrative costs increased by 8.2% to $22.4 million for the three months ended March 31, 1998 when compared to the similar period of 1997. These increases are also related to increases in programming costs, as many of the Company's programming contracts had rate increases effective during the first quarter of 1998. The Company expects that programming cost increases will continue to be an on-going issue for the next several years. Operating margin, or EBITDA, calculated as service revenues less operating, general and administrative expenses, rose approximately 1.8% to 49.8% for the three month period ended March 31, 1998, respectively, versus the same period for the prior year.

Depreciation and amortization increased by 24.0% to $18.9 million for the three months ended March 31, 1998, when compared to the similar period of 1997. The increase in depreciation and amortization is a result of the decrease in the useful life used to calculate depreciation. Depreciation and amortization expense as a percent of revenues increased during the three months ended March 31, 1998 compared to the similar period of 1997. This decrease is due primarily to a reduction in the estimated useful life of certain assets.


Other Income / Expense

Interest expense increased by 2.5% to $13.2 million for the three months ended March 31, 1998, when compared to the similar period of 1997. This increase is primarily due to the increase in the average outstanding debt balance between the comparable periods.


Equity in Loss of Unconsolidated Limited Partnerships

Equity in loss of unconsolidated limited partnerships pertains to the Company's share of losses in Charter Communications Entertainment I, L.P. and Charter Communications Entertainment II, L.P. ("CCE-II"). The Company maintains a 55% investment in both of these entities. Equity in loss of unconsolidated limited partnerships increased by 44.5% to $2.8 million for the three months ended March 31, 1998, primarily due to the increased net loss of CCE-II.

Net Loss

Net loss increased by 21.7% to $10.7 million for the three months ended March 31, 1998 when compared to the similar period of 1997. For the three months ended March 31, 1998, significant factors versus the prior year were increases in depreciation & amortization expenses.

Liquidity and Capital Resources

The Company's historical growth was funded primarily by borrowings under bank credit facilities, seller financing arrangements, and equity contributions. Cash flows provided by operating activities together with borrowings under its bank credit facility have been sufficient to fund the Company's debt service, capital expenditures and working capital requirements. Future cash flows provided by operating activities and availability for borrowings under the existing credit facilities are anticipated to be sufficient during the next 12 months for the Partnership's ongoing debt service, capital expenditures and working capital needs. The Company anticipates that future acquisitions, if any, could be financed through borrowings, either presently available under the existing credit facilities, or as a result of amending the existing credit facilities to allow for expanded borrowing capacity, combined with additional equity contributions. Although to date the Company has been able to obtain financing on satisfactory terms, there can be no assurance that this will continue to be the case in the future and, thereby, could negatively impact the Company's ability to pursue a strategy that includes growth through acquisitions.

At March 31, 1998, the Company's outstanding long-term debt (including current maturities) was $582.3 million, consisting of $459.5 million outstanding under the revolving credit and term loan facility, $82.0 million outstanding for the Senior Subordinated Notes due 1999 (the "Notes"), and $40.8 million of accrued interest on the Notes. The Company had unused and available borrowing capacity of $27.1 million under the credit facility at March 31, 1998. Cash interest is payable on a monthly and quarterly basis for borrowings under the credit facility. Cash interest on the Notes is payable on December 31, 1999, the stated maturity date.

The Company manages risk arising from fluctuations in interest rates through the use of interest rate swap and cap agreements required under the terms of the existing credit facility. Interest rate swap and cap agreements are accounted for by the Company as a hedge of the debt obligation. As a result, the net settlement amount of any such swap or cap is recorded as interest expense in the period incurred. The affects of the Company's hedging practices on its weighted average borrowing rate and on reported interest expense were not material for the three months ended March 31, 1998.

The Company incurred capital expenditures of approximately $12.1 million during the three months ended March 31, 1998, respectively, in connection with the improvement and upgrading of the Company's cable systems. The majority of these expenditures were incurred by the St. Louis and western Connecticut systems as each system is upgrading its cable television plant. The Company anticipates that capital expenditures will be approximately $60 million to $65 million during 1998.

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

Year 2000 Impact

As of the quarter ended March 31, 1998, the Company is engaged in a process to identify and address issues surrounding the Year 2000 and its impact on the Company's operations. The issue surrounding the Year 2000 is whether the computer systems, software and all equipment using a computer chip will properly recognize date sensitive information when the year changes to 2000, or "00". Computerized systems that do not properly recognize such information could generate erroneous data or cause a system to fail. This issue impacts the Company as to its owned or licensed computer systems and equipment used in connection with internal operations, including systems, software and equipment supplied by vendors and third party service providers. The Company may also be affected by virtue of its external dealings with third parties in the regular course of business. As management of the Company has not completed its initial assessment of the impact the Year 2000 may have on the Company's operations, it cannot estimate the costs associated with ensuring the Company's operations are Year 2000 compliant. The Company is in the initial phases of determining the impact of the Year 2000, and management anticipates completion of the project by December 1998, allowing adequate time for testing. However, there can be no assurance that the Company's operations nor the computer systems of other companies with whom the Company conducts business will be Year 2000 compliant prior to December 31, 1999. If such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operation of the Company.

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


CCE is a named defendant in two actions involving Cencom Cable Income Partners II, L.P. (CCIP II), a public limited partnership. In April 1997, a petition was filed, and two amended petitions subsequently filed, by plaintiffs who are limited partners of CCIP II against Cencom Properties II, Inc., the general partner of CCIP II, Cencom Partners, Inc., the general partner of Cencom Partners, L.P. (CPLP), an entity in which CCIP II invested, certain named brokerage firms involved in the original sale of the limited partnership units and CCE. CCE provided management services to both CCIP II and CPLP and also owned all of the stock of the general partners of each of these partnerships prior to mid-1994. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. By an agreement between the parties, the brokerage defendants and fraud allegations were dismissed without prejudice. The plaintiffs seek recovery of the consideration paid for their partnership units, restitution of all profits received by the defendants in connection with the CCIP II transaction and punitive damages. In June 1997, a purported class action was filed on behalf of the partners of CCIP II against Cencom Properties II, CCE, Charter, certain other entities managed by Charter and certain individuals, including officers of Charter or Cencom Properties II. The plaintiffs allege that the defendants breached fiduciary duties and the terms of the CCIP II partnership agreement in connection with the investment in CPLP, the management of certain CCIP II assets and the sale of certain CCIP II assets. In November 1997, the plaintiffs amended their complaint to restate their allegations as a shareholders' derivative claim. The damages claimed by the plaintiffs are as yet unspecified. CCE believes that it has meritorious defenses in both actions and intends to defend the actions vigorously. CCE is not able at this stage to project the expenses which will be associated with the actions or to predict any potential outcome or financial impact.


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

Item 3.  Defaults upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information  - None

Item 6.  Exhibits and Reports on Form 8-K

   A.   Exhibits
         10.22 Consolidated financial statements of CCA Acquisition Corp. as of and for the three months ended March 31, 1998 and 1997

         10.23 Financial statements of Cencom Cable Entertainment, Inc., as of and for the three months ended March 31, 1998 and 1997

         10.24 Financial statements of Charter Communications Entertainment, L.P. as of and for the three months ended March 31, 1998 and 1997

         27            Financial Data Schedule

   B.   Reports on form 8-K - None

                               CCA HOLDINGS CORP.


                      FOR THE QUARTER ENDED MARCH 31, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CCA HOLDINGS CORP.


                                                 By:  /s/ Jerald L. Kent
                                                   ----------------------------
                                                         Jerald L. Kent
                                                         President and
                                                         Chief Executive Officer


By:   /s/Jerald L. Kent                                           May 14, 1998
      --------------------------
      Jerald L. Kent
      President and
      Chief Executive Officer


By:   /s/Kent D. Kalkwarf                                         May 14, 1998
      --------------------------
      Kent D. Kalkwarf
      Senior Vice President and
      Chief Financial Officer